Form 10-Q
period 1995-09-30
NYLIFE GOVERNMENT MORTGAGE PLUS LTD PARTNERSHIP
filed 1995-11-09
CIK 844414

13

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


      (Mark One)


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE   SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________________

     Commission file number 0-18226

       NYLIFE Government Mortgage Plus Limited Partnership
     (Exact name of registrant as specified in its charter)

              Massachusetts                  13-3487910
      (State or other jurisdiction         (I.R.S. Employer
      of incorporation or organization)   (Identification No.)

     51 Madison Avenue, New York, New York             10010
     (Address of principal executive offices)       (Zip Code)

     Registrant's  telephone number, including  area  code  (212) 576-7300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes X  No  __

      Yes X  No  __





                 NYLIFE Government Mortgage Plus
                       Limited Partnership
                       September 30, 1995


                              INDEX

                                                          Page No.

Part I -  Financial Information (Unaudited)

      Balance Sheets as of September 30, 1995
      and December 31, 1994                                    3

      Statement of Operations for the Three and
      Nine Months Ended September 30, 1995 and 1994            4

      Statement of Partners' Capital for the
      Nine Months Ended September 30, 1995 and
      for the Year Ended December 31, 1994                     5

      Statement of Cash Flows for the Nine Months
      Ended September 30, 1995 and 1994                        6

      Notes to Financial Statements                            7

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations           10

Part II -  Other Information                                  12

      Signatures                                              13
                                  -2-




               NYLIFE Government Mortgage Plus Limited Partnership
                                Balance Sheets
                 as of September 30, 1995 and December 31, 1994


                            	     			1995                             1994
Assets                      	    	(Unaudited)

Cash and cash equivalents         $    900,367                  $     950,967
Interest receivable                    221,107                        280,773
Investments in Participating
 Insured Mortgages                  30,677,598                     31,343,138
Investments in Participating
 Guaranteed Loans             				     400,100                      1,495,900

  Total assets	                 		$ 32,199,172                     34,070,778

Liabilities and Partners' Capital

Due to affiliates           		  		$     75,000                  	$    100,000
Accrued liabilities		               		  44,384                         88,253

  Total liabilities	                   119,384                        188,253

Partners' capital:

 Capital contributions
  net of public offering expenses 	 36,028,557                     36,028,557
 Accumulated earning	        			    16,859,159                     14,419,332
 Cumulative distributions			       (20,807,928)                   (16,565,364)

Total partners' capital	            32,079,788                     33,882,525

Total liabilities and partners'
 capital	                     		 	$ 32,199,172                   $ 34,070,778



   The accompanying notes are an integral part of these financial statements
                                     -3-





                   NYLIFE Government Mortgage Plus Limited Partnership
                              Statement of Operations
                                   (Unaudited)


                                   	For the Three Months Ended  For the Nine Months Ended
         	                               	 September  30,              September 30,
     	                                    1994        1995           	1994      	1995

Income

Interest-cash and cash equivalent     $   9,150   	$  25,911     	$   55,437    $   66,738
Interest-Mortgages (net of
 amortization of acquisition costs)     598,436      651,582       2,282,186     1,969,075
Other income 		                            -            -            324,000          -
  Total income		 	                      607,586      677,493       2,661,623     2,035,813

Expenses

General and administrative  	 	          59,295       87,893         150,671       219,846
Asset management fees	                   21,729       39,542          71,125       118,625

  Total expenses		                       81,024      127,435         221,796       338,471

   Net income		                       $ 526,562    $ 550,058      $2,439,827    $1,697,342


Net income allocated

General Partner                     		$  10,531   	$  11,001     	$	  33,390    $   33,947
Corporate Limited Partner		                 	13        			13           			59   		       41
Unitholders                             516,018      539,044       2,406,378     1,663,354
                                    		$ 526,562    $ 550,058      $2,439,827    $1,697,342


Net income per Unit	                 	$     .06    $    	.07	    	$      .29   	$      .20


Number of Units	                    8,168,457.7  8,168,457.7     8,168,457.7   8,168,457.7



         The accompanying notes are an integral part of these financial statements
                                           -4-





                          NYLIFE Government Mortgage Plus Limited Partnership
                                      Statement of Partners' Capital
                        for the Nine Months Ended September 30, 1995 (Unaudited)
                                and for the Year Ended December 31, 1994



                                 				     	Corporate	        		       Total
			                          	             	Limited	  		General	    	Partners'
	                            	Unitholders	 	Partner  			Partner    			Capital

Balance at January 1, 1994   	$35,994,847   	$	966   	$  	2,494    	$35,998,307

Net income			                   2,201,726       55 	 	   44,934       2,246,715

Distributions			               (4,275,142)    (105)	 	  (87,250)     (4,362,497)
Balance at December 31, 1994   33,921,431      916 			  (39,822)     33,882,525

Net income		                    2,406,378      	59 	     33,390       2,439,827

Distributions		                (4,206,871)   	(103)	    (35,590)     (4,242,564)
Balance at September 30, 1995 $32,120,938    $	872 		 $ (42,022)    $32,079,788



    The accompanying notes are an integral part of these financial statements
                                      -5-





                  NYLIFE Government Mortgage Plus Limited Partnership
                                 Statement of Cash Flows
                 for the Nine Months Ended September 30, 1995 and 1994
                                      (Unaudited)




                                                     			1995       			1994
Cash flows from operating activities:

Net income                                      			$  2,439,827  $  1,697,342 "

Adjustments to reconcile net income to net cash
 flows from operating activities:
   Amortization of acquisition costs		                  570,203        13,371

  Changes in assets and liabilities:
   Decrease (increase) in interest receivable			         59,666       (43,171)
   (Decrease) increase in due to affiliates		           (25,000)       75,000
   Decrease in accrued liabilities 				                 (43,869)      (42,641)
    Total adjustments		                                 561,000         2,559
    Net cash provided by operating activities			      3,000,827     1,699,901

Cash flows from investing activities:

   Repayment of Participating Insured Mortgages		        95,337        80,197 "
   Repayment of Participating Guaranteed Loans					   1,095,800            -
    Net cash provided by investing activities				     1,191,137        80,197

Cash flows from financing activities:

   Distributions to partners				                     (4,242,564)   (1,791,757)
    Net cash used in financing activities				        (4,242,564)   (1,791,757)

Net decrease in cash and cash equivalents			            (50,600)      (11,659)

Cash and cash equivalents at beginning of period					   950,967     2,919,058

Cash and cash equivalents at end of period	       	$    900,367	 $  2,907,399



   The accompanying notes are an integral part of these financial statement
                                     -6-





       NYLIFE Government Mortgage Plus Limited Partnership
                  Notes to Financial Statements
                       September 30, 1995
                           (Unaudited)


NOTE 1 - GENERAL

The accompanying financial statements and related notes should be read in conjunction with the Partnership's 1994 Annual Report on Form 10-K. The Partnership terminates on December 31, 2028, unless terminated earlier by the occurrence of certain events as set forth in the Partnership Agreement.

The   summarized  financial  information  contained   herein   is
unaudited; however, in the opinion of management, all adjustments
(which include normal recurring adjustments) necessary for a fair presentation of financial information have been included.

All   capitalized  terms  used  in  these  Notes   to   Financial
Statements, unless otherwise defined herein, shall have the meanings set forth in the Partnership Agreement.

Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 - INVESTMENTS IN MORTGAGES

Participating Insured Mortgages
Investment in Participating Insured Mortgages ("PIMs") on the balance sheets as of September 30, 1995 and December 31, 1994 is comprised of the following:

September 30, 1995:
                         Cross Creek The Highlands  Signature Place    Total
Investment in PIMs       $7,226,406   $13,154,200     $ 9,756,900   $30,137,506
Principal repayments        (93,354)     (155,527)        (90,101)     (338,982)
Acquisition  fees and
 expenses net of
 accumulated amortization   294,478         -             584,596       879,074
                         $7,427,530   $12,998,673     $10,251,395   $30,677,598

December 31, 1994:
                         Cross Creek The Highlands  Signature Place    Total
Investment in PIMs       $7,226,406   $13,154,200     $ 9,756,900   $30,137,506
Principal repayments        (71,831)     (112,469)        (61,943)     (246,243)
Acquisition fees and
 expenses net of
 accumulated amortization   297,992       565,112         588,771     1,451,875
                         $7,452,567   $13,606,843     $10,283,728   $31,343,138

Participating Guaranteed Loans
Investment in Participating Guaranteed Loans ("PGLs") on the balance sheets as of September 30, 1995 and December 31, 1994 is comprised of the following:

September 30, 1995:
                         Cross Creek  The Highlands Signature Place    Total
Investment in PGL        $  400,000    $ 1,095,800        $100      $ 1,495,900
Principal Repayment (1)        -        (1,095,800)         -        (1,095,800)
                         $  400,000    $     -            $100      $   400,100

December  31, 1994:      Cross Creek  The  Highlands Signature Place   Total
Investment in PGL        $  400,000    $ 1,095,800        $100      $1,495,900

(1) As described below in Recent Developments - the Highlands, the Highlands PGL was repaid in full upon the sale of the Highlands on January 31, 1995.

As the Earn-out periods for each of the Properties expired during 1994, the Partnership has no further commitments to fund amounts under the PGLs.

Recent Developments - The Highlands
As discussed in the Partnership's 1994 Annual Report on Form 10-K and Current Report on Form 8-K dated March 10, 1995, in accordance with the terms and conditions of the Purchase and Sale Agreement dated October 14, 1994, the Highlands Borrower sold the Highlands to Richland Properties, Inc. (the "New Highlands Borrower") effective January 31, 1995. The sale closed in escrow pending the receipt by the Partnership of a new GNMA certificate in the principal amount of $13,037,676 and bearing interest at 7.625% per annum. The new GNMA certificate was received by the Partnership on February 15, 1995, at which time the sale was completed and the Partnership received the payments described below, together with the other closing documents. In addition, a Mutual Release was delivered, effective January 31, 1995, pursuant to which all obligations of, and claims against, the Highlands Borrower and its general partners were released by the Partnership and Related Mortgage Company ("RMC"), and all obligations of, and claims against, the Partnership and RMC were released by the Highlands Borrower and its general partners.

The Partnership retained its beneficial interest in the Highlands Mortgage (the "Modified Mortgage") and related promissory note (the "Modified Note"), which were modified to provide for (a) prepayment at any time with a prepayment charge payable to RMC equal to 1% of the outstanding principal, and (b) a reduction in the interest rate from 8.5% to 7.875% per annum, one-quarter of one percent of which is retained by RMC and GNMA as a servicing and guarantee fee. Accordingly, the Partnership earns an interest rate of 7.625% per annum. The New Highlands Borrower is required pursuant to the Modified Note and Modified Mortgage to make equal monthly payments of principal and interest until maturity on May 15, 2032. The Modified Mortgage is coinsured by RMC and HUD under Section 221(d)(4) of the National Housing Act for new construction of multi-family residential properties.

The Supplemental Interest Agreement was terminated, and the Partnership and the New Highlands Borrower entered into an Amended and Restated Subordinated Mortgage and Security Agreement to secure the Partnership's call option. The Partnership has the option, upon six months written notice, to require prepayment in full of the Modified Note on or after January 31, 2005. No prepayment fee will be imposed if the Partnership exercises this option. Enforcement of this option would require the termination of the coinsurance contract and the surrender of the new GNMA certificate. In addition, the General Partner may decide to sell the new GNMA certificate at any time prior to maturity if it determines that prevailing market conditions warrant such sale.

The Additional Interest Agreement has been amended and restated (the "Amended and Restated Agreement") to provide that the Partnership will no longer be entitled to any participations in net cash flow or net appreciation in value of the Highlands.

Concurrent with the sale of the Highlands as described above, the Highlands PGL was repaid as the Partnership received $2,439,955, which included $1,095,800 of principal, $210,798 of accrued interest, a prepayment fee of $324,000 and participation in net appreciation of the Highlands of $809,357. Subsequent thereto, the Partnership received participation in net cash flow of the Highlands in the amount of $23,105. The Partnership distributed these proceeds, along with first quarter distributable cash flow from operations, to its Partners on May 15, 1995.

Also on January 31, 1995, the Partnership and the Highlands Borrower (together with its partners) entered into a Special Closing Agreement, pursuant to which each of the two letters of credit held by the Partnership were reduced from $75,000 to $17,500. The two letters of credit are held as security for the obligations of the Highlands Borrower and its partners under the Special Closing Agreement. Such obligations represent the payment of additional taxes due on the recording of the original loan documents, in the event the State of Florida determines that such amounts are due. The Highlands Borrower will be obligated to pay 35% of these additional taxes in excess of the first $35,000 of such liability, with the balance of such liability remaining the responsibility of the Partnership.

NOTE 3 - TRANSACTIONS WITH THE GENERAL PARTNER

The following is a summary of the fees earned and reimbursable expenses incurred by the General Partner for the nine months ended September 30, 1995 and 1994:

                                         Total for the nine  Total for the nine
                         Unpaid at          months ended         months ended
                     September 30, 1995  September 30, 1995  September 30, 1995
Asset management fees    $   -                $ 71,125             $118,424
Reimbursement of general
 and administrative
 expenses to the
 General Partner           75,000               75,000               93,750
                          $75,000             $146,125             $212,174

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations

Liquidity and Capital Resources
The Partnership's cash and cash equivalents balance at September 30, 1995 consists of $426,266 of working capital reserves as well as cash generated from operations net of accrued interest. The Partnership's working capital reserves are invested in short-term obligations of the United States government and other cash equivalents.

The Partnership derives its income primarily from its investments in PIMs, which are long-term, fixed interest rate Government National Mortgage Association ("GNMA") securities, guaranteed as to the timely payment of principal and interest by GNMA and backed by the full faith and credit of the United States Government. The Partnership's only operating expenses are general and administrative expenses which include audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, and reimbursement to the General Partner for reimbursable expenses incurred in accordance with the Partnership Agreement. In addition, the Partnership pays an Asset Management Fee to the General Partner of .5% annually of the average aggregate amount invested in the Cross Creek and Signature Place Mortgages. As discussed in Note 2 to the financial statements, the Amended and Restated Agreement entered into as a condition of the sale of the Highlands provides that the Partnership will no longer be entitled to any participations in net cash flow or net appreciation of the Highlands. Accordingly, the General Partner has decided to forego an asset management fee with respect to the aggregate amount invested in the Highlands Modified Mortgage. After the payment of general and administrative expenses, the Partnership distributes all of its income plus principal repayments on the PIMs to the Partners on a quarterly basis.

Management expects that the sale of the Highlands as previously discussed in Note 2 will cause the Partnership's net income to decrease by less than $100,000 per annum. This decrease is a result of lower interest income related to the reduction of the interest rate on the Modified Note and the repayment of the PGL as offset by reductions in asset management fees and general and administrative expenses. As more fully described in the Partnership's Annual Report on Form 10-K, the Partnership sold the Highlands PGL and realized a gain primarily as a result of its participation in the net appreciation in value of the Highlands. Accordingly, as referred to above, the Amended and Restated Agreement provides that the Partnership will no longer be entitled to any participations in net cash flow or net appreciation in value of the Highlands. Conversely, the Cross Creek and Signature Place Mortgages entitle the Partnership to participate in the net cash flow of those properties above certain levels and in any net appreciation in value upon refinancing.

Results of Operations
The Partnership's decrease in net income for the three months ended September 30, 1995 as compared to the corresponding period of 1994 was a result of the loss of interest earned in 1994 on the excess working capital reserves of $2,088,773 which were distributed to Partners in November 1994 as well as the interest rate reduction on the Modified Note and the repayment of the Highlands PGL as referred to in Note 2 to the financial statements. Partially offsetting the reduction in interest income was a decrease in general and administrative expenses primarily representing professional fees incurred during 1994 associated with the Highlands legal proceedings and sale. In addition, asset management fees decreased as the General Partner has decided to forego an asset management fee with respect to the aggregate amount invested in the Highlands Modified Mortgage.

The Partnership's net income increased for the nine months ended September 30, 1995 over the corresponding period in 1994. As referred to in Note 2 to the financial statements, in conjunction with the sale of the Highlands on January 31, 1995, the Partnership received $1,367,260 representing interest on the PGL, participations in net appreciation in value and net cash flow, and a prepayment fee. Offsetting these proceeds was a non-cash expense of approximately $563,000 representing unamortized acquisition costs related to the Highlands taken against the sales proceeds in the first quarter of 1995. Furthermore, interest income declined during the third quarter of 1995 resulting from the interest rate redcution on the Modified Note and the effect of the repayment of the PGL. Also contributing to the increase in net income for the nine months ended September 30, 1995 were decreases in general and administrative expenses and asset management fees as discussed above.

Until   such   time,  if  any,  that  the  Partnership   receives
participations on the Cross Creek and Signature Place Mortgages, net income is expected to remain at the levels discussed above.

                   Part II. Other Information


     Item 1. Legal Proceedings

             None

     Item 2. Changes in Securities

             None

     Item 3. Defaults Upon Senior Securities

             None

     Item 4. Submission of Matters to a Vote of Security Holders

             None

     Item 5. Other Information

             None

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                 None

             (b) Reports on Form 8-K

                 None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 1995.


                                  NYLIFE Government Mortgage Plus
                                  Limited Partnership




                                  By:      NYLIFE Realty Inc.
                                            General Partner


                                  By:   /s/  Michael J. Nocera
                                             Michael J. Nocera
                                                 President


                                  By:   /s/   Kevin M. Micucci
                                              Kevin M. Micucci
                                       Vice President and Controller
                                         (Principal Financial and
                                             Accounting Officer)