Form 10-K
period 1995-12-31
NYLIFE GOVERNMENT MORTGAGE PLUS LTD PARTNERSHIP
filed 1996-03-29
CIK 844414

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   DECEMBER 31, 1995              0-18226
  For the fiscal year      Commission file number
         ended

                            ------------------------

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                     13-3487910
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)        Identification No.)

 51 MADISON AVENUE, NEW YORK, NEW YORK           10010
    (Address of principal executive            (Zip Code)
               offices)

       Registrant's telephone number, including area code (212) 576-7300

                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

 UNITS OF DEPOSITARY RECEIPTS REPRESENTING UNITS OF LIMITED PARTNER INTERESTS.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      The Exhibit index begins on page 47.

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I..................................................................................................            3

  Item 1. Business......................................................................................            3

  Item 2. Properties....................................................................................           11

  Item 3. Legal Proceedings.............................................................................           11

  Item 4. Submission of Matters to a Vote of Security Holders...........................................           12

PART II.................................................................................................           13

  Item 5. Market for Registrant's Units and Related Unitholder Matters..................................           13

  Item 6. Selected Financial Data.......................................................................           15

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........           15

  Item 8. Financial Statements and Supplementary Data...................................................           17

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........           17

PART III................................................................................................           18

  Item 10. Directors and Executive Officers of the Registrant...........................................           18

  Item 11. Executive Compensation.......................................................................           20

  Item 12. Security Ownership of Certain Beneficial Owners and Management...............................           20

  Item 13. Certain Relationships and Related Transactions...............................................           20

PART IV.................................................................................................           21

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................           21

  Signatures............................................................................................           25

Appendix A Financial Statements

    DEFINITIONS -- All capitalized terms not defined herein shall have the meanings given to them in the Financial Statements attached hereto as Appendix A, or if not defined therein, the meanings given to them in the registrant's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

                                     PART I

ITEM 1.  BUSINESS

    The registrant NYLIFE Government Mortgage Plus Limited Partnership (referred to herein as the "Partnership") is a limited partnership which was formed on November 21, 1988 pursuant to the provisions of the Massachusetts Uniform Limited Partnership Act. NYLIFE Realty Inc. (the "General Partner"), an indirect wholly-owned subsidiary of New York Life Insurance Company ("New York Life"), is the sole general partner of the Partnership.

    Pursuant to a prospectus dated May 26, 1989, as supplemented, the Partnership offered up to 25,000,000 of its units of depositary receipt (the "Units") for $10 per Unit. The offering of Units in the Partnership was terminated on September 30, 1991. The capital contributions received by the Partnership from its offering of Units totaled $81,684,577 which reflected purchase volume discounts of $143,319. After the return of $42,312,611 of capital, the Partnership had 8,168,457.7 Units outstanding with a capital value of $4.82 per Unit.

    The Partnership Agreement authorizes the Partnership to acquire guaranteed or federally insured or coinsured mortgages on multi-family residential properties or residential care facilities directly, or through the purchase of mortgage-backed securities ("MBSs"), guaranteed as to principal and Basic Interest issued or originated under or in connection with the housing programs of the department of Housing and Urban Development ("HUD") or Government National Mortgage Association ("GNMA").

    In connection with the purchase of such MBSs, and in consideration for accepting a lower Basic Interest Rate on its MBSs, the Partnership was authorized to acquire a right to participate in the surplus/operating revenues and residual value, if any, of the properties subject to the mortgages underlying the MBSs. Each such participation interest is evidenced by an additional interest agreement between the Partnership and the grantor of the mortgage that collateralizes the related MBS. The participation interests are secured by, among other things, subordinated mortgages on the relevant underlying properties. These participation interests are not insured by any governmental agency, and in order to accelerate and enforce payments due under an additional interest agreement, the Partnership would be required to terminate the federal mortgage insurance contracts with respect to the related MBS. Although the participation interests are not insured, and the MBSs are not participating interests, for ease of reference, the MBSs and the additional interest agreements under which the participation interests were created may be collectively referred to herein as "Participating Insured Mortgages" or "PIMs".

    The Partnership is also authorized to make loans to the equity investors ("Individual Investors") in the entities that own such properties (the "Borrowers"). Such loans (the "PGLs") cannot be secured by any mortgage, but may be secured by the Individual Investors' equity interests in the Borrowers. PGLs are neither insured nor guaranteed, although the General Partner has guaranteed a return to the Partnership of funds invested in PGLs. Such funds have been returned to the Partnership and distributed to its investors. See "Guarantees of PGLs." In addition to fixed interest, the PGLs may also allow the Partnership to participate in the appreciation of the underlying properties and such properties' surplus cash flows. Although the PGLs are not secured by mortgages, for ease of reference, the PIMs and PGLs are collectively referred to herein as the "Mortgages."

    Since the formation of the Partnership, the Partnership has purchased MBSs collateralized by federally co-insured mortgages on three separate multi-family residential properties ("the Properties"). As of December 31, 1995, the
Partnership held three MBSs. One such MBS was recently sold. See "Mortgages --the Highlands -- Recent Developments".

    In connection with the purchase of each MBS, the Partnership also acquired a participation interest evidenced by an additional interest agreement secured in part by a subordinated mortgage. One of these participation interests was released in connection with the sale of the underlying property in 1995. See "Mortgages -- The Highlands".

    The Partnership has also funded three PGLs with respect to the Properties. These PGLs provide for fixed interest at rates of 10% to 15% and also provide for additional Partnership participation of 10% to 15% in the Properties' net cash flow and appreciation, if any. The General Partner guaranteed a return to the Partnership, upon liquidation, of funds invested in PGLs, in excess of cash payments received by the Partnership from all mortgages and loans, if any (other than cash payments of principal and Basic Interest on MBSs). In 1995, one of the PGLs was repaid and the General Partner's obligation to guarantee return of principal invested in PGLs was satisfied. See "Mortgages -- The Highlands" and "Guarantee of Mortgages".

    The future performance of the Partnership depends on certain factors that cannot be predicted. Such factors include the financial strength of the Borrowers and the Individual Investors and regulatory actions by HUD and other governmental agencies. In addition, the Partnership is subject to the risks associated with real estate investments. These include reliance on the owners' operating skills and ability to maintain occupancy levels, meet operating expenses, maintain the property and maintain adequate insurance coverage, as well as the impact of adverse changes in general economic conditions, adverse local conditions, changes in governmental regulations, real estate zoning laws, or tax laws and other circumstances over which the Partnership may have little or no control.

    The Partnership's investments are not subject to significant seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments, if any.

    The Partnership considers itself to be engaged in only one industry segment, namely investment in insured mortgages, mortgage backed securities, and related participation interests and PGLs.

    EMPLOYEES

    As of December 31, 1995, there was no personnel employed by the Partnership.

    During the years ended December 31, 1995 and 1994, certain employees of New York Life Insurance Company and its affiliates performed accounting, secretarial and administrative services for the Partnership. A portion of the costs of such services allocable to the Partnership were reimbursed by the Partnership in accordance with the Partnership Agreement.

    MORTGAGES

    A)  CROSS CREEK

    In 1990, the Partnership acquired a PIM (the "Cross Creek PIM") consisting of (i) an MBS collateralized by a mortgage loan in the principal amount of up to $7,230,000 (the "Cross Creek Mortgage") secured by a first mortgage on a 152 unit garden style apartment complex in Greenville, South Carolina known as Halcyon at Cross Creek ("Cross Creek") and (ii) an uninsured participation interest secured by a subordinated mortgage on Cross Creek. The borrower under the Cross Creek Mortgage is Boiling Springs Apartments, Ltd. (the "Cross Creek Borrower"). In addition, the Partnership made a PGL to the Individual Investors in the Cross Creek Borrower (the "Individual Cross Creek Borrowers") in the principal amount of up to $600,000 (the "Cross Creek PGL").

    PARTICIPATING INSURED MORTGAGE

    To fund the construction of Cross Creek, the Partnership purchased from Love Funding Corporation ("LFC"), mortgage-backed pass-through construction loan certificates ("CLCs"), guaranteed as to timely payment of principal and Basic Interest by GNMA, in the maximum principal amount of $7,230,000.

    Following the maturity of the CLCs at the conclusion of the construction period, and upon final endorsement ("Final Endorsement") of the promissory note evidencing the Cross Creek Mortgage (the "Cross Creek Mortgage Note") by HUD, which occurred on January 8, 1992, the Partnership received a mortgage-backed permanent loan certificate ("PLC"), guaranteed as to the timely payment of principal and Basic Interest by GNMA. The PLC has a face amount of $7,226,406, and an issue date of February 1, 1992.

    The Cross Creek Mortgage Note bears interest at an annual rate ("Basic Interest Rate") of 8.50% during the permanent term. One quarter of one percent (.25%) of the foregoing amount is retained by LFC and GNMA as a servicing and guarantee fee; accordingly, the Partnership's MBS related to the Cross Creek Mortgage bears interest at the rate of 8.25% per annum. The Cross Creek Borrower is required to make equal monthly payments of principal and interest on the Cross Creek Mortgage Note until its maturity on December 15, 2031.

    The Cross Creek Mortgage is coinsured by LFC and HUD under Section 221(d)(4) of the National Housing Act, which relates to new construction of multi-family residential properties. The Cross Creek Mortgage Note is non-recourse to the Cross Creek Borrower, except under limited circumstances, including fraud.

    The Cross Creek Mortgage Note may be prepaid upon 30 days written notice after, but not prior to, the tenth anniversary of the date of initial HUD endorsement ("Initial Endorsement") of the Cross Creek Mortgage Note, with a prepayment charge equal to 1% of the outstanding principal amount of the Cross Creek Mortgage Note. Initial Endorsement of the Cross Creek Mortgage Note occurred on February 22, 1990. Notwithstanding the foregoing, if HUD determines that prepayment will avoid a mortgage insurance claim and is in the best interest of the federal government, the Cross Creek Mortgage Note may be prepaid at any time without the Partnership's consent and without any prepayment charge. The Partnership has the option, upon six months written notice, to require prepayment in full of the Cross Creek Mortgage Note on or after the tenth anniversary of the date of the Initial Endorsement. No prepayment fee shall be imposed if the Partnership exercises this option. Enforcement of this option would require the termination of the coinsurance contract and the surrender of the PLC.

    The Partnership is entitled under the participation portion of the Cross Creek PIM, in addition to monthly pass-through payments of principal and Basic Interest to: (i) 50% of any increase in the value of Cross Creek in excess of its base value (i.e., the outstanding principal amounts of the Cross Creek MBS and PGL); the increase in value is measured from February 22, 1990 until the sale of Cross Creek, or until the maturity, refinancing or prepayment of the Cross Creek Mortgage; and (ii) 50% of Cross Creek's monthly net cash flow (subject to certain HUD restrictions and reserve requirements) beginning with the first month after completion of construction. The obligation of the Cross Creek Borrower to make these participation payments is evidenced by an additional interest agreement between the Cross Creek Borrower and the Partnership, which is secured by a subordinated mortgage on Cross Creek, and is non-recourse to the Cross Creek Borrower, except under limited circumstances, including fraud. This obligation is further secured by a collateral assignment by the Individual Cross Creek Borrowers of their interests in the Cross Creek Borrower.

    PARTICIPATING GUARANTEED LOAN

    The Partnership has made a PGL of up to $600,000 to the Individual Cross Creek Borrowers, who are jointly and severally liable for this obligation. The Cross Creek PGL, which is non-recourse debt, is secured by a collateral assignment by the Individual Cross Creek Borrowers of their partnership interests in the Cross Creek Borrower, constituting a second lien thereon. The promissory note evidencing the Cross Creek PGL provides that the Individual Cross Creek Borrowers will use the proceeds thereof to satisfy obligations of the Cross Creek Borrower.

    Of the maximum loan proceeds to be available under the Cross Creek PGL, $400,000 had been advanced as of December 31, 1995. The Partnership's commitment to advance additional funds under the PGL expired on January 8, 1993. The unfunded loan commitment of $200,000, which had been included in the Partnership's working capital reserve, was distributed to the Partnership's investors on November 15, 1994.

    The Cross Creek PGL bears interest at the rate of 10% per annum, payable semi-annually, and provides that interest may be accrued up to $100,000 to the extent Surplus Cash Distributions (as defined by HUD) to the Individual Cross Creek Borrowers are insufficient to fully pay the interest obligation. Any such accruals will be added to the outstanding principal balance of the PGL and shall bear interest at the same rate. Accrued interest reached $100,000 on September 25, 1993. Accordingly, accrued interest became due and payable on October 1, 1993. Principal and unpaid interest, if any, shall be due and payable on February 21, 2005, unless sooner paid.

    No prepayments of the principal amount of the Cross Creek PGL will be permitted prior to the tenth anniversary of the Initial Endorsement of the Cross Creek Mortgage Note. Thereafter, the PGL may be prepaid in whole, but not in part, subject to a prepayment fee equal to 1% of the principal amount prepaid. Also, commencing on the tenth anniversary date, the Partnership will have the right to call the Cross Creek PGL, in which case no prepayment fee shall be paid.

    The terms of the Cross Creek PGL entitle the Partnership to participations in addition to Basic Interest equal to: (i) 15% of any increase in the value of the Individual Cross Creek Borrowers' partnership interest in the Cross Creek Borrower (determined by reference to the value of Cross Creek) over the base value of the Individual Cross Creek Borrowers' partnership interest (based on the outstanding principal amount of the Cross Creek Mortgage and the Cross Creek
PGL), such increase to be determined upon the sale of Cross Creek or upon the refinancing, prepayment or maturity of the PGL; and (ii) 15% of the Individual Cross Creek Borrowers' interest in Cross Creek's net cash flow (subject to certain HUD restrictions and reserve requirements). The aforesaid 15% participation provided by the Cross Creek PGL is over and above the 50% participation provided by the Cross Creek PIM. The payment obligation of the Individual Cross Creek Borrowers with respect to this participation is evidenced by a supplemental interest agreement, and is non-recourse to the Individual Cross Creek Borrowers, except under limited circumstances, including fraud. These obligations are collateralized by a collateral assignment by the
Individual Cross Creek Borrowers of their partnership interests in the Cross Creek Borrower (constituting a second lien thereon).

    PARTICIPATION PAYMENTS

    As of December 31, 1995, the Partnership had not received any participating distributions with respect to either the Cross Creek PIM or the Cross Creek PGL because HUD regulations generally do not permit the distribution of Surplus Cash (as defined by HUD) until cash on hand at a particular month end exceeds the amount of the required reserve. As outlined by HUD, the required reserve generally includes reserves for obligations due within 30 days, such as accrued mortgage interest payable; delinquent mortgage principal payments and deposits to reserve for replacements, if any; accounts payable and accrued expenses due within 30 days; loans and notes payable due within 30 days; deficient tax insurance or mortgage insurance premium escrow deposits, if any; prepaid rents; and tenant security deposits payable.

    At December 31, 1995, the Cross Creek Borrower represented that it had cash on hand of $32,009 while the required reserve was $127,572. Therefore, there was no Surplus Cash available for distribution under HUD regulations at that time. Since cash on hand and the required reserve fluctuate monthly based on property performance, the General Partner cannot determine when participating distributions will be received by the Partnership, if at all.

    PROPERTY DESCRIPTION

    Cross Creek is a 152 unit garden style apartment complex situated on 21.66 acres of land in Greenville, South Carolina. Cross Creek consists of 19 two-story buildings of cedar siding and stucco accents with pitched roofs. All upper floor units have covered wooden balconies and all ground floor units have patios. Amenities at Cross Creek include two pools, two tennis courts, a clubhouse with an exercise room, locker rooms, sauna and steam room.

    Occupancy at Cross Creek was 94% at December 31, 1995. The average occupancy rate for Cross Creek's primary submarket ranges between 94 and 97%. No rental concessions were offered during the year ended December 31, 1995.

    B)  THE HIGHLANDS

    In December 1990, the Partnership acquired a PIM (the "Highlands PIM") consisting of (i) an MBS collateralized by a mortgage loan in the principal amount of up to $13,154,200 (the "Highlands Mortgage") secured by a first mortgage on a 272 unit garden style apartment complex located outside Tampa, Florida (the "Highlands") and (ii) a participation interest evidenced by an additional interest agreement and secured by a subordinated mortgage on the Highlands. The borrower under the Highlands Mortgage was originally Highland Oaks Associates Limited (the "Original Highlands Borrower"). The Original Highlands Borrower sold the Highlands in 1995 as discussed in further detail below. In addition, the Partnership made a PGL to the Individual Investors in the Original Highlands Borrower (the "Individual Highlands Borrowers") in the principal amount of up to $1,595,800 (the "Highlands PGL").

    PARTICIPATING INSURED MORTGAGE

    In 1990, to finance the construction of the Highlands, the Partnership purchased from Related Mortgage Corporation ("RMC"), CLCs, guaranteed as to timely payment of principal and Basic Interest by GNMA, in the maximum principal amount of up to $13,154,200.

    Upon the maturity of the CLCs at the conclusion of the construction period and upon Final Endorsement of the Highlands Mortgage Note, which occurred on May 31, 1992, the Partnership received a PLC guaranteed as to the timely payment of principal and Basic Interest by GNMA (the "Highlands PLC").

    In connection with its purchase of the CLCs, the Partnership acquired a participation interest in the Highlands pursuant to an additional interest agreement with the Highlands Borrower. Under the additional interest agreement the Partnership was entitled to (i) 50% of the net appreciation in the value of the Highlands from Initial Endorsement until the sale of the Highlands; and (ii) 50% of the Highlands' net cash flow (subject to certain HUD restrictions and reserve requirements). The obligations of the Original Highlands Borrower under the additional interest agreement were secured in part by a second mortgage on the Highlands.

    PARTICIPATING GUARANTEED LOAN

    Pursuant to the Highlands PGL, the Partnership advanced $1,095,800 to the Individual Highlands Borrowers. The Highlands PGL was repaid in 1995 as described below.

    SALE OF THE HIGHLANDS

    Effective January 31, 1995, the Original Highlands Borrower sold the Highlands to Richland Properties, Inc. (the "New Highlands Borrower") for $16,300,000. The sale closed in escrow pending the receipt by the Partnership of a new GNMA certificate in the principal amount of $13,037,676, bearing interest at 7.625% per annum (the "Highlands GNMA") in exchange for the Highlands PLC. The Highlands GNMA certificate was received by the Partnership on February 15, 1995, at which time the sale was completed and the Partnership received the payments described below, together with the other closing documents. In addition, a mutual release was delivered, effective January 31, 1995, pursuant to which all obligations of, and claims against, the Original Highlands Borrower and its general partners were released by the Partnership and RMC, and all obligations of, and claims against, the Partnership and RMC were released by the Original Highlands Borrower and its general partners.

    In connection with the sale of the Highlands, the Highlands Mortgage ("Modified Mortgage") and related promissory note ("Modified Note") were modified to provide for (a) prepayment at any time with a prepayment charge payable to RMC, equal to 1% of the outstanding principal, and (b) a reduction in the interest rate from 8.5% to 7.875% per annum, one-quarter of one percent of which is retained by RMC and GNMA as a servicing and guarantee fee. Accordingly, the Highlands GNMA bears interest at the rate of 7.625% per annum.

    Concurrent with the sale of the Highlands as described above, the participation interests in the Highlands PIM and the Highlands PGL were cashed out and retired and principal and accrued interest of the Highlands PGL were repaid as the Partnership received $2,463,060, which included $1,095,800 of PGL principal, $210,798 of accrued interest, a prepayment fee of $324,000 and participation in net cash flow and net appreciation of $832,462. The Partnership distributed these proceeds to investors on May 15, 1995.

    Also on January 31, 1995, the Partnership and the Original Highlands Borrower (together with its partners) entered into a Special Closing Agreement, pursuant to which two letters of credit held by the Partnership were each reduced from $75,000 to $17,500. The two letters of credit were being held as security for the obligations of the Original Highlands Borrower and its partners under the Special Closing Agreement, pursuant to which the Original Highlands Borrower agreed to pay a portion of any additional taxes determined to be due to the State of Florida in connection with the recording of the original loan documents. The State of Florida claimed that $136,800 of additional recording taxes were due. The recording tax dispute was recently settled. See "Recent Developments" below.

    During the year ended December 31, 1995, the Partnership received interest totaling $999,170.10 related to the Highlands GNMA, which has been distributed to investors in connection with the Partnership's regular quarterly distributions in accordance with the Partnership Agreement.

    RECENT DEVELOPMENTS

    On February 27, 1996, the Partnership sold the Highlands GNMA for cash in the amount of $13,105,373.01. The Highlands GNMA was sold through Utendahl Capital Partners, an unaffiliated broker dealer. The sales price represents principal in the amount of $12,976,812.45, accrued interest in the amount of $71,462.59 and a premium of $57,097.97. The Partnership was not charged any separate fees or commissions in connection with the sale. The General Partner's decision to sell the Highlands GNMA was based in part on what it perceived to be a favorable market in which the Highlands GNMA could be sold at a premium.

    The 1996 sale of the Highlands GNMA, together with the 1995 sale of the Highlands and the related modification of the Highlands Mortgage, terminated the Partnership's beneficial interest in the Highlands Mortgage and the Highlands.

    The General Partner anticipates distributing the proceeds from the sale of the Highlands GNMA in connection with the Partnership's regular quarterly distribution to investors on May 15, 1996.

    On March 12, 1996, the Partnership settled the $136,800 recording tax claim of the State of Florida discussed above through a payment to the State of Florida made on behalf of the Partnership in the amount of $64,000 ($53,800 of which was funded by the General Partner and $10,150 of which was funded by the Original Highlands Borrower). The Partnership recently received the signed Closing Agreement from the State of Florida settling the claim and the letters of credit being held under the Special Closing Agreement will be returned to the Original Highlands Borrower.

    C)  SIGNATURE PLACE

    In 1991, the Partnership acquired a PIM (the "Signature Place PIM") consisting of (i) MBSs issued by LFC and collateralized by a mortgage loan in the maximum principal amount of up to

$9,800,000 (the "Signature Place Mortgage") secured by a first mortgage on a 232-unit multi-family residential apartment complex in Hampton, Virginia known as Signature Place ("Signature Place") and (ii) a participation interest evidenced by an additional interest agreement secured by a subordinated mortgage on Signature Place. The borrower under the Signature Place Mortgage is HG Partners Limited Partnership (the "Signature Place Borrower"). The Partnership also made a PGL to the Individual Investors in the Signature Place Borrower (the "Individual Signature Place Borrowers") in the original principal amount of up to $1,200,000 (the "Signature Place PGL").

    PARTICIPATING INSURED MORTGAGE

    In 1991, the Partnership purchased MBSs from LFC in the form of CLCs, guaranteed as to timely payment of principal and Basic Interest by GNMA, in the maximum principal amount of $9,800,000 to fund the construction of Signature Place.

    Following the maturity of the CLCs at the conclusion of the construction period and upon Final Endorsement of the promissory note evidencing the Signature Place Mortgage (the "Signature Place Mortgage Note") by HUD, which occurred on February 9, 1993, the Partnership received a PLC, guaranteed as to timely payment of principal and Basic Interest by GNMA (the "Signature Place PLC"). The Signature Place PLC has a face amount of $9,756,900, and an issue date of February 1, 1993.

    The Signature Place Mortgage Note bears interest at the Basic Interest Rate of 8.25% during the permanent term. One quarter of one percent (.25%) of the Basic Interest Rate is retained by LFC and GNMA as a servicing and guarantee fee; accordingly the Signature Place PLC bears interest at the rate of 8% per annum. The Signature Place Borrower is required to make equal monthly payments of principal and interest until maturity of the Signature Place Mortgage Note on January 15, 2033.

    The Signature Place Mortgage is coinsured by LFC and HUD under Section 221(d)(4) of the National Housing Act. The Signature Place Mortgage Note is non-recourse to the Signature Place Borrower, except under limited circumstances, including fraud.

    The Signature Place Mortgage Note may be prepaid in full upon 45 days written notice after (but not prior to) the tenth anniversary of Initial Endorsement, which occurred on May 10, 1991, with a prepayment charge equal to 1% of the principal amount prepaid, plus any additional interest due thereon. Notwithstanding the foregoing, if HUD determines that prepayment will avoid a mortgage insurance claim and is in the best interest of the federal government, the Signature Place Mortgage Note may be prepaid at any time without the Partnership's consent and without any prepayment charge. The Partnership has the option, upon six months written notice, to require prepayment in full of the Signature Place Mortgage Note on or after the tenth anniversary of Initial Endorsement. No prepayment fee shall be imposed if the Partnership exercises this option. Enforcement of this option would require the termination of the coinsurance contract and the surrender of the Signature Place PLC.

    The Partnership is entitled under the participation portion of the Signature Place PIM, in addition to monthly pass-through payments of principal and Basic Interest, of (i) 50% of the net appreciation in the value of Signature Place from Initial Endorsement of the Signature Place Mortgage Note until the sale of Signature Place or the maturity, refinancing or prepayment of the Signature Place Mortgage; and (ii) 50% of Signature Place's net cash flow (subject to certain HUD restrictions and reserve requirements) beginning after completion of construction. The payment obligation of the Signature Place Borrower with respect to this participation is evidenced by an additional interest agreement, which is collateralized by a subordinated mortgage on Signature Place and is non-recourse to the Signature Place Borrower, except under limited circumstances, including fraud and environmental noncompliance.

    PARTICIPATING GUARANTEED LOAN

    The Partnership made the Signature Place PGL in the aggregate amount of up to $1,200,000 to the Individual Signature Place Borrowers, jointly and severally, in the form of a personal loan collateralized by the pledge of 100% of their partnership interests in the Signature Place Borrower. Only $100 had been funded under the Signature Place PGL as of December 31, 1995. The Partnership's obligation to advance funds under the Signature Place PGL expired on August 8, 1994. The unfunded loan proceeds of $1,199,900, which had been included in the Partnership's working capital reserve, were distributed to the Partnership's Investors on November 15, 1994.

    The Signature Place PGL bears interest at the rate of 15% per annum, payable semi-annually, and provides that interest shall be accrued up to $100,000 to the extent Surplus Cash is insufficient to fully pay the interest obligation. Any such accruals will be added to the outstanding principal balance of the PGL and shall bear interest at the same rate. At such time as accruals of interest (including semi-annually compounded interest) exceed $100,000 or commencing with the second anniversary of Final Endorsement (regardless of the balance of such accruals), whichever occurs first, the Individual Signature Place Borrowers shall pay interest on the outstanding principal amount semi-annually, whether or not Surplus Cash is available. Principal and accrued interest, if any, shall be due and payable on May 8, 2006.

    Because less than $250,000 was funded under the Signature Place PGL, $249,900 (the difference between $250,000 and the total amount funded) is considered additional equity in the Signature Place Borrower ("Additional Equity") contributed by the Individual Signature Place Borrowers. To the extent the Individual Signature Place Borrowers' share of cash flow provides less than a 10% cumulative annual return on the outstanding balance of Additional Equity (compounded semi-annually) over the holding period of the investment, the shortfall shall be paid to the Individual Investors out of the proceeds from the sale of Signature Place or refinancing of the Signature Place Mortgage. All participation earned by the Partnership with respect to the Signature Place PGL shall be calculated after deducting the Borrowers' Additional Equity and interest and principal paid on the Signature Place PIM and PGL.

    No prepayments of the Signature Place PGL will be permitted prior to the tenth anniversary of Initial Endorsement of the Signature Place Mortgage Note. Thereafter, the Signature Place PGL may be prepaid in whole, but not in part, upon 90 days prior written notice to the Partnership subject to a prepayment fee equal to 1% of the principal amount prepaid. On the tenth anniversary date, the Partnership will have the right to call the Signature Place PGL by six months prior written notice to the Individual Signature Place Borrowers, in which case no prepayment fee shall be paid.

    The terms of the Signature Place PGL entitle the Partnership to participation, in addition to Basic Interest, equal to (i) 10% of any increase in the value of the partnership interests in the Signature Place Borrower (determined by reference to the value of Signature Place) over the base value of the partnership interests (based on the outstanding principal amount of the Signature Place Mortgage and the Signature Place PGL), such increase to be determined upon the sale of Signature Place or upon the refinancing, prepayment or maturity of the PGL; and (ii) 10% of the Individual Investors' interest in Signature Place's net cash flow (subject to certain HUD restrictions and reserve requirements). The aforesaid 10% participation in Signature Place provided by the Signature Place PGL are over and above the 50% participation in the Signature Place PIM. The payment obligation of the Individual Signature Place Borrowers with respect to this participation is evidenced by a supplemental interest agreement, and is non-recourse to the Individual Signature Place Borrowers, except under limited circumstances, including fraud.

    PARTICIPATION PAYMENTS

    To date, the Partnership has not received any participating distributions with respect to either the Signature Place PIM or the Signature Place PGL because HUD regulations generally do not permit the distribution of Surplus Cash (as defined by HUD) until cash on hand at a particular month end exceeds the amount of the required reserve. As outlined by HUD, the required reserve generally includes reserves for obligations due within 30 days such as accrued mortgage interest payable; delinquent mortgage principal payments and deposits to reserve for replacements, if any; accounts payable and accrued expenses due within 30 days; loans and notes payable due within 30 days; deficient tax insurance or mortgage insurance premium escrow deposits, if any; prepaid rents; and tenant security deposits payable.

    At December 31, 1995, the Signature Place Borrower represented that it had cash on hand of $328,840 while the required reserve was approximately $183,659. The General Partner is currently evaluating the Surplus Cash statement from the Signature Place Borrower as of December 31, 1995 in order to determine what amount of participation in Surplus Cash, if any, is due to the Partnership.

    PROPERTY DESCRIPTION

    Signature Place is a 232 unit apartment complex located in Hampton, Virginia. The property is located in the Mercury Central section of Hampton, an area which includes a regional mall and a wide range of retail and other services, and convenient access from Interstate 64.

    Signature Place consists of approximately 191,728 net rentable square feet of building area in 13 two-and three-story buildings of wood frame construction with siding and brick veneer exteriors. The complex contains eight floor plans ranging from a 544 square foot one-bedroom unit to a 1,132 square foot three bedroom, two-bath unit. Signature Place offers a clubhouse, swimming pool, Jacuzzi spa, sauna, exercise room and tennis court, nine-foot ceilings, patios or balconies, walk-in closets and washer/dryer hookups in all units, fireplaces in 208 units, laundry equipment in 64 units, other amenities, and at least 375 surface parking spaces, including 42 garage spaces.

    The overall occupancy rate in the area is approximately 94%. Occupancy at Signature Place was 95% at December 31, 1995. No rental concessions are being offered at this time. The economy in this region is impacted by the presence of the military. The market has been somewhat impacted by base realignments and closures but the overall outlook is cautiously optimistic, as various base realignments should mitigate any base reductions in the area. Approximately 50% of the tenants at Signature Place are employed by the military.

    GUARANTEE OF PGLS

    The General Partner agreed pursuant to the Partnership Agreement to guarantee a return to the Partnership, in the aggregate, of the amount of investments in the PGLs for Cross Creek, the Highlands and Signature Place. Pursuant to this guarantee, on the date that dissolution and winding up of the Partnership shall be completed, the General Partner agreed to pay to the Partnership an amount, if any, by which (i) the funds invested by the Partnership in all PGLs exceeds (ii) all cash payments received by the Partnership with respect to all Mortgages, INCLUDING points, Basic Interest, Additional Interest and repayment of principal, but EXCLUDING Basic Interest and repayment of principal of MBSs and other insured/guaranteed Mortgages. As a result of the sale of the Highlands as referred to in "Mortgages -- the Highlands" above, the Partnership received cash in excess of the amount of funds invested by the Partnership in all PGLs. Accordingly, the General Partner has no remaining future obligation with respect to any of the PGLs.

    COMPETITION

    The real estate business is highly competitive and the Properties underlying the PIMs have active competition for tenants from similar properties in their respective vicinities.

ITEM 2.  PROPERTIES

    The Partnership does have any interest in any physical properties other than as described in Item 1. BUSINESS above.

ITEM 3.  LEGAL PROCEEDINGS

    Two class action lawsuits have been filed against certain affiliates of the General Partner in suits filed in the District Court of Harris County, Texas on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001189) alleging misconduct in connection with the original sale of investment units in various partnerships, including violation of various federal and state laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996, adding the General Partner as a defendant and including allegations concerning the Partnership. The plaintiffs purport to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership is not a defendant in the litigation.

    The defendants expressly deny any wrongdoing alleged in the complaint and concede no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer investors an enhancement to the liquidating distribution they would otherwise receive and (ii) provide an opportunity to wind up the Partnership on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

    In connection with the settlement, the General Partner will solicit consents for the dissolution of the Partnership.

    Under the terms of the Settlement Agreement, any settling Unitholders will receive a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Unitholder may have against the defendants in connection with the Proprietary Partnerships, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships.

    Preliminary approval of the Settlement Agreement was given by the Court on March 19, 1996. The Settlement Agreement is further conditioned upon final approval by the Court as well as certain other conditions and is subject to certain rights of termination detailed in the consent solicitation material being mailed to the Unitholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

    All limited partner interests in the Partnerships were originally issued to NYLIFE Depository Corporation (the "Corporate Limited Partner"), an indirect wholly owned subsidiary of New York Life Insurance Company. The Units represent the assigned economic rights attributable to the limited partner interests in the Partnership of the Corporate Limited Partner. Each Unit originally represented $10 of depositary interest in the Partnership. The Corporate Limited Partner acts as depositary for and on behalf of the Partnership. Units were issued in registered form only and can not be issued to nominee holders, except at the sole discretion of the General Partner.

    The Corporate Limited Partner assigned, to the extent permitted by the Massachusetts Uniform Limited Partnership Act (the "Act"), all of its rights and interest in the Partnership (except its $2,000 Limited Partner Interest) to Unitholders upon their purchase of the Units. Currently, the rights and interests assignable under the Act by the Corporate Limited Partner include the right to distributions, profits and losses, and liquidating distributions of the Partnership. As to the voting rights and the right to inspect or copy the Partnership's books which are not assignable under the Act, Unitholders are entitled to exercise their rights through the Corporate Limited Partner as if they were limited partners of the Partnership under the Act, pursuant to the Subscription Agreement and the Partnership Agreement. Accordingly, the Corporate Limited Partner is required to exercise its rights and perform its obligations as may be required by the Act solely in favor of, in the interest of, and at the direction of the Unitholders pursuant to the Partnership Agreement.

    The transfer of Units is subject to certain limitations contained in the Partnership Agreement.

    The Units may not be listed on a national securities exchange or a national interdealer quotation system, unless the Partnership has obtained an opinion of Counsel to the Partnership to the effect that tax-exempt Unitholders will not incur unrelated business income as a result of such listing, an opinion which cannot be rendered under present tax law. Even if such an opinion can be rendered, there is no assurance that the Units will be so listed or that a market for the Units will develop. In any event, transfer of Units is at all times subject to certain restrictions. Such restrictions include the following:
(i)  transfers are subject to suitability  standards imposed by securities laws;
(ii) transfers to foreign persons are not permitted unless immediately after the transfer the transferee holds a minimum of 5,000 Units and Limited Partner Interests in the aggregate; (iii) transfers of fewer than 200 Units are not permitted unless the transferor owns fewer than 200 Units and all of such Units are transferred; (iv) transfers which would result in the assets of the Partnership being "plan assets" or transactions of the Partnership being "prohibited transactions" under ERISA or the Internal Revenue Code will not be permitted; (v) transfers of 50% or more of the Units are not permitted in any 12-month period; and (vi) transfers which would result in the change of the Partnership's status as a partnership for federal income tax purposes or which might in certain cases result in the classification of the Partnership as a publicly traded partnership are not permitted. In addition, the General Partner has the right to impose other transfer restrictions. However, the General Partner, in its discretion, may waive all but restriction (v) above in order to comply with listing requirements of a national securities exchange or national interdealer quotation system.

    The General Partner has the authority, without a vote of Limited Partners or Unitholders, to delist the Units from public trading markets and to impose restrictions on transfers of Units or Limited Partner Interests, or to take any other action should the General Partner deem it advisable or necessary to do so, in order to preserve, to the extent possible, the tax status of the Partnership as a pass-through entity for federal income tax purposes, provided such actions do not adversely affect a majority in interest of the Unitholders and Limited Partners, and do not cause the Partnership's assets to be deemed to be "plan assets" under ERISA with respect to Unitholders or Limited Partners which are Qualified Plans. The General Partner also has the ability, upon a vote of the Limited

Partners and Unitholders, to restructure the Partnership to enable it to qualify as a real estate investment trust or, if possible, as a real estate mortgage investment conduit for federal income tax purposes.

    There will be a fee of not more than $10 (not including the normal sales commissions charged by brokers) for each transfer of Units, a fee of the lesser of $50 or actual costs for each conversion from a Unitholder to a Limited Partner, and a fee of the lesser of $50 or actual costs for each assignment of Limited Partner Interests. However, if conversion from Units to Limited Partner Interests is required by law, there will be no charge of any fee to Unitholders. The General Partner, in its sole discretion, may waive the Unit transfer fee in order to comply with the listing requirements of a securities exchange or interdealer quotation system, or for other reasons.

    Unitholders who wish to exchange their Units for Limited Partner Interests and become Limited Partners may do so by delivering to the Partnership applications (which are available upon request from the General Partner) and making payment of the appropriate fee per transaction. Unitholders exchanging their Units to become Limited Partners will be admitted to the Partnership monthly, following the submission of all required documents to the General Partner. Limited Partner Interests will not be listed on a national securities exchange or national interdealer quotation system, and it is not anticipated that a public market will develop for such interests. Accordingly, holders of Limited Partner Interests are expected to encounter greater difficulty in selling their Limited Partner Interests, or in pledging their interests, than Unitholders. Therefore, Limited Partner Interests should only be considered as a long-term investment. Units which have been exchanged for Limited Partner Interests will be canceled and will not be reissued. Investors who effect such an exchange will not be able to re-exchange their Limited Partner Interests for Units, and will not be able to sell their interests on a national securities exchange or national interdealer quotation system if such Units are then listed on such an exchange or qualified for trading on such a quotation system.

    The Partnership makes quarterly distributions of Distributable Cash Flow from operations remaining after payment of the Asset Management Fee within 45 days after the close of each quarter. The General Partner anticipates that the Partnership will satisfy the investment objectives with regard to the preservation and return of the capital investment by the Partners and the realization of capital gains upon the repayment or sale of the Mortgages. There is, however, no assurance that the Partnership will be successful in meeting its investment objectives within the specified period, or that such objectives will be attained at all.

    The Partnership's ability to attain its investment objectives will be subject to various risks. The Partnership's ability to make distributions of Distributable Cash Flow will be, in part, subject to the performance of its investments and to the performance of the properties underlying the Mortgages.

    The Partnership's ability to generate cash flow through the participation features of its PIMs and PGLs will be determined both by the operating performance of the properties underlying such investments, and by factors affecting real estate investments and interest rate environments in general over which the Partnership may have little or no control. Such factors include the demand for real property and economic conditions within the market areas where the properties subject to such mortgages are located, as well as actions by HUD and other regulatory authorities.

    The offering period for the Partnership's Units terminated on September 30, 1991.

    The number of investors holding Units as of December 31, 1995 was 5,912.

    Quarterly distributions for the years ended December 31, 1995 and 1994 were as follows:

                                                      1995                           1994
                                           ---------------------------  -------------------------------
                                            GENERAL                        GENERAL
                                            PARTNER   UNITHOLDERS (1)      PARTNER     UNITHOLDERS (1)
                                           ---------  ----------------  -------------  ----------------
1st Quarter..............................  $  12,053  $     590,581     $   11,904     $     583,291
2nd Quarter..............................     12,043      3,053,186(3)      11,782           577,320
3rd Quarter..............................     11,494        563,207         12,149           595,311
4th Quarter..............................     11,524        564,678         51,415(2)      2,519,325(2)
                                           ---------  ----------------  -------------  ----------------
                                           $  47,114  $   4,771,652     $   87,250     $   4,275,247
                                           ---------  ----------------  -------------  ----------------
                                           ---------  ----------------  -------------  ----------------

------------------------
(1) During 1995 and 1994, the Partnership had 8,168,457.7 Units outstanding of which the Corporate Limited Partner owned 200 Units.

(2) The  4th quarter 1994 distribution included a distribution of excess working
    capital  of  $40,174  and  $1,968,598   to  the  General  Partner  and   the
    Unitholders, respectively.

(3) The 2nd quarter 1995 distribution included proceeds from the sale of the Highlands of $2,463,060, all of which was distributed to the Unitholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected financial information regarding the Partnership's financial position and operating results as of and for each of the five years ended December 31, 1995 (which have been derived from audited financial statements for those years). This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.

                                               1995            1994            1993            1992            1991
                                          --------------  --------------  --------------  --------------  --------------
Total revenue...........................  $    3,268,459  $    2,705,003  $    2,550,740  $    3,739,883  $    3,905,073
                                          --------------  --------------  --------------  --------------  --------------
                                          --------------  --------------  --------------  --------------  --------------
Net income..............................  $    2,953,032  $    2,246,715  $    2,142,774  $    3,299,842  $    3,638,562
                                          --------------  --------------  --------------  --------------  --------------
                                          --------------  --------------  --------------  --------------  --------------
Total assets at December 31.............  $   32,117,943  $   34,070,778  $   36,102,009  $   36,259,215  $   75,765,875
                                          --------------  --------------  --------------  --------------  --------------
                                          --------------  --------------  --------------  --------------  --------------
Total distributions for the years ended
 December 31:
  Distributable Cash Flow...............  $    2,355,706  $    2,353,724  $    2,330,574  $    4,025,196  $    3,807,228
  Return of Capital.....................        --              --              --            42,312,611        --
  Excess working capital reserves.......        --             2,008,773        --              --              --
  Sales Proceeds........................       2,463,060        --              --              --              --
                                          --------------  --------------  --------------  --------------  --------------
    Total Distributions.................  $    4,818,766  $    4,362,497  $    2,330,574  $   46,337,807  $    3,807,228
                                          --------------  --------------  --------------  --------------  --------------
                                          --------------  --------------  --------------  --------------  --------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's cash and cash equivalents balance at December 31, 1995 of $867,686 includes $426,266 of working capital reserves and $441,420 of cash generated from operations net of accrued interest. The Partnership's working capital reserves were invested in short-term obligations of the United States government and other cash equivalents.

    The Partnership derives its income primarily from its investments in MBSs, which are long-term, fixed interest rate GNMA securities, guaranteed as to the timely payment of principal and interest by GNMA and backed by the full faith and credit of the United States government. The Partnership's only operating expenses are general and administrative expenses which include audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, quarterly investor distribution processing, investor K-1 processing, and reimbursement to the General Partner for reimbursable expenses incurred in accordance with the Partnership Agreement In addition, the Partnership pays an Asset Management Fee to the General Partner of
 .5% annually of the average aggregate amount invested in the Cross Creek Mortgage and the Signature Place Mortgage. As discussed in Item 1. BUSINESS -- "Mortgages -- the Highlands", in connection with the 1995 sale of the Highlands, the Partnership is no longer entitled to any participation in net cash flow or net appreciation of the Highlands. Accordingly, effective January 31, 1995 the General Partner decided to forego an Asset Management Fee with respect to the aggregate amount invested in the Highlands Modified Mortgage. After payment of general and administrative expenses, the Partnership distributes all of its income plus principal repayments on the MBSs to the Partners on a quarterly basis.

    The PIMs and PGLs related to Cross Creek and Signature Place entitle the Partnership to participate in the cash flow of the properties above certain levels and in any appreciation upon sale or refinancing. As a result of the repayment of the Highlands PGL upon the sale of the Highlands, which is more fully described in Item 1. above, the Partnership received $2,463,060 representing principal and accrued interest on the Highlands PGL, a prepayment fee and participations in net cash flow and appreciation. The Partnership distributed such proceeds to investors on May 15, 1995.

    Net cash provided by operating activities for 1995 was $3,514,222. In 1994, net cash provided by operating activities was $2,286,337. As discussed below, this increase was the result of proceeds received in conjunction with the sale of the Highlands as offset by decreased interest income resulting from the repayment of the PGL and the interest rate reduction on the Modified Mortgage. Going forward, the Partnership's cash flow is expected to decline due to the sale of the Highlands GNMA as discussed in Item 1. "BUSINESS -- Mortgages -- the Highlands." Interest income on MBSs will decrease due to the sale of the Highlands GNMA. Additionally, interest income on cash and cash equivalents will decrease as the Partnership will no longer receive funds associated with the Highlands GNMA which would have been invested in United States Government obligations before being distributed to investors quarterly.

    RESULTS OF OPERATIONS -- 1995

    The Partnerships net income for the year ended December 31, 1995 increased by $706,317 from the prior year primarily as a result of other income recognized in connection with the sale of the Highlands as discussed in Item 1. BUSINESS -- "Mortgages -- the Highlands", and decreases in general and administrative expenses and Asset Management Fees as offset by decreases in interest income earned on cash and cash equivalents and the Mortgages.

    Interest income on cash and cash equivalents decreased by $18,980 for the year ended December 31, 1995 as compared to the prior year primarily due to the distribution on November 15, 1994 of excess working capital which had previously been invested in short term obligations of the United States government.

    Interest income on Mortgages for the year ended December 31, 1995 decreased by $573,026 from the prior year due to the repayment of the Highlands PGL and the interest rate reduction on the Modified Mortgage as resulting from the sale of the Highlands as discussed in Item 1. BUSINESS -- "Mortgages -- the Highlands."

    Other income for the year ended December 31, 1995 increased by $1,155,462 from the prior year due to the receipt of a prepayment charge of $324,000 and participations in net appreciation and cash flow of $832,462 received in connection with the sale of the Highlands as discussed in Item 1. BUSINESS -- "Mortgages -- the Highlands."

    General and administrative expenses for the year ended December 31, 1995 decreased by $77,549 from the prior year as all legal fees incurred in connection with the sale of the Highlands and the mutual release delivered in connection therewith had been paid or accrued as of December 31, 1994. Partially offsetting this decrease in legal fees was an increase in tax fees and slight increases in costs related to quarterly investor distribution processing and investor K-1 processing.

    Asset Management Fees for the year ended December 31, 1995 decreased by $65,312 from the prior year as the General Partner had decided to forego an asset management fee with respect to the aggregate amount invested in the Highlands GNMA as, in accordance with the Amended and Restated Agreement, the Partnership would no longer be entitled to participations in net cash flow or net appreciation in value of the Highlands.

    RESULTS OF OPERATIONS -- 1994

    The Partnership's net income for the year ended December 31, 1994 increased by $103,941 from the prior year primarily as a result of interest income on the PGLs. Interest income from PGLs increased by $177,708 over 1993, as semi-annual interest payments became due and payable on the Cross Creek PGL and the Highlands PGL during the latter half of 1993. Accordingly, the Partnership realized 12 months worth of interest income on the Cross Creek PGL and the Highlands PGL during 1994. In addition, the Partnership's 1994 general and administrative expenses increased from the prior year as a result of professional fees associated with the Highlands litigation previously described in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

    RESULTS OF OPERATIONS -- 1993

    The Partnership's net income for the year ended December 31, 1993 decreased by $1,157,068 from the prior year resulting primarily from a decrease in interest income on cash and cash equivalents. Cash and cash equivalents includes unfunded net proceeds which are invested in short-term obligations. Unfunded net proceeds declined throughout 1992 and the first quarter of 1993 as additional investments in Mortgages were funded. Additionally, there was a decrease in interest income on Mortgages resulting from the reduction of the interest rate on the Signature Place MBS from 10% to 8% upon conversion of the Signature Place Mortgage to permanent status in March, 1993. The decrease in income for the year more than offset a 10% decrease in general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The principal business occupations during the past five years for the Directors and executive officers of the Partnership's General Partner, NYLIFE Realty Inc., are set forth below. Messrs. Micucci, Nocera, Boyce, Topp, Calhoun, Warga, Ziegler and Zuccaro hold similar positions with (i) NYLIFE Equity Inc., which is the general partner of three series of publicly offered oil and gas limited partnerships known as NYLOG I, NYLOG II and NYLOG III, and (ii) (except for Mr. Calhoun, who is an officer but not a director or manager) NYLIFE Structured Asset Management Company Ltd. ("NYLIFE and SAMCO"), which has sold notes in a public offering. In addition, Messrs. Micucci, Nocera, Boyce and Topp hold similar positions with NYLIFE Depositary Corporation ("Depositary"), which is the General Partner of NAFCO Auto Funding, L.P., the originator of NAFCO Auto Trust -- 1, NAFCO Auto Trust -- 2 and NAFCO Auto Trust -- 3 which has sold certificates of beneficial interest pursuant to public offerings. Mr. Calhoun and Mr. Zuccaro are officers, but not Directors of Depositary.

    In addition, Messrs. Boyce, Topp, Calhoun and Warga are directors of NYLIFE Securities Inc. ("NYLSEC"), the sales agent for the Partnership in its public offering of Units, and Messrs. Topp (as President and Chief Executive Officer), Boyce, Warga, Calhoun, Micucci and Zuccaro are officers of NYLSEC. NYLIFE Realty Inc., NYLIFE Equity Inc., NYLIFE SAMCO, Depositary and NYLSEC are indirect wholly-owned subsidiaries of New York Life Insurance Company.

         NAME                                   POSITION
-----------------------  -------------------------------------------------------
Kevin M. Micucci         Director, President and Controller
Richard A. Topp          Director and Vice President
Jefferson C. Boyce       Director
Michael J. Nocera        Director
Frank J. Ollari          Director and Vice President of Investment
Jay S. Calhoun           Director, Vice President and Treasurer
Robert Ziegler           Vice President of Administration and Secretary
Thomas J. Warga          Vice President and General Auditor
Richard W. Zuccaro       Tax Vice President

    KEVIN M. MICUCCI, age 36, is a Director, President and Controller of the General Partner. Prior to February 1996, he was a Vice President and Controller of the General Partner. Mr. Micucci has been recently promoted to Vice President of New York Life in the Structured Finance Department, where he had been a Corporate Vice President since March 1991, an Assistant Vice President from July 1989 and a Director of Financial Reporting from August 1987 to July 1989. He was a Senior Accountant in the Direct Investments Department of E.F. Hutton &
Company Inc. from 1984 to 1987 and was a Senior Accountant in the Audit Department of Alexander Grant & Company from 1981 to 1984. Mr. Micucci received a B.S. degree from St. John's University and is a Certified Public Accountant.

    RICHARD A. TOPP, age 50, is a Director and Vice President of the General Partner. Mr. Topp has resigned from these positions effective March 31, 1996; no successor has been nominated or elected. Mr. Topp has been a Director and the President and Chief Executive Officer of NYLIFE Securities Inc. since January 1989 and President and Chief Executive Officer of NYLIFE Distributors Inc. since November 1993. He was a Vice President of Mutual Life Insurance Company of New York, a life insurance and financial services company, from 1987 to 1989 and, prior to such time, was the President of MONY Securities Corp., an insurance-affiliated broker-dealer, from 1981 to 1987. Mr. Topp received a B.B.A. degree in Accounting and his M.B.A. in Finance from Pace University.

    JEFFERSON C. BOYCE, age 38, is a Director of the General Partner. Mr. Boyce has been a Senior Vice President of New York Life Insurance Company since February 1994, where he is in charge of the

Mutual Funds and Structured Finance Departments and of the broker/dealer operations. Since 1995, Mr. Boyce has been Senior Vice President of the MainStay Funds and MainStay Institutional Funds Inc. Prior to that position, he was Vice President in charge of coordinating activities across New York Life's pension, money management and real estate activities, and was responsible for Magnus Software, Inc. Previously, he was Vice President responsible for the Pension Departments investment and underwriting operations. Prior thereto, Mr. Boyce was a Managing Director of Monitor Capital Advisors. Mr. Boyce received a B.B.S. degree in Finance from Baruch College.

    MICHAEL J. NOCERA, age 50, is a Director of the General Partner and CNP Realty Investments Inc. He was President of the General Partner from October 1990 to February 1996. Mr. Nocera is currently the President and Chief Executive Officer of New York Life WorldWide Holding, Inc. Mr. Nocera joined New York Life as Vice President effective as of October 1, 1990. He was a Senior Vice President at PaineWebber Properties Inc. from April 1990 to September 1990 and a Senior Vice President of PaineWebber Incorporated, engaged in investment banking activities from May 1988 to April 1990. Prior to joining PaineWebber, Mr. Nocera had been engaged in investment banking activities with Shearson Lehman Hutton Inc. and predecessor firm, E.F. Hutton & Company Inc., since 1982. From 1973 to 1982, Mr. Nocera was employed by the Securities and Exchange Commission. His last position was Branch Chief in the Division of Corporation Finance. Mr. Nocera received a B.A. degree from Boston College and his M.B.A. in Finance from the American University.

    FRANK J. OLLARI, age 49, is a Director and Vice President of Investment of the General Partner. Mr. Ollari has been a Senior Vice President in the Mortgage Finance Department of New York Life Insurance Company since October 1989, and prior thereto was Vice President in that department since November 1985. He was a Real Estate Vice President from 1982 to 1985 and an Assistant Vice President from 1980 to 1982. Mr. Ollari received a B.B.A. degree from St. John's University.

    JAY S. CALHOUN, age 40, is a Director, Vice President and Treasurer of the General Partner and has been Vice President and Treasurer of New York Life since November 1992. He was named Vice President and Associate Treasurer in March 1992 and, prior to that, served as a Corporate Vice President in the Treasury Department of New York Life. Mr. Calhoun received a B.A. degree from Princeton University and an M.S. degree in Business Policy from Columbia University.

    ROBERT ZIEGLER, age 41, is a Vice President of Administration and Secretary of the General Partner. Mr. Ziegler has been recently promoted to Vice President of New York Life in the Structured Finance Department and prior thereto had been a Corporate Vice President in the Structured Finance Department since January 1989. He was an Assistant Vice President from July 1987 to December 1988. He was a Vice President of B&D Equities Inc. and Damson Investor Services Corporation from 1986 to 1987 and was an Assistant Vice President of Citibank, N.A. from 1981 to 1986. Mr. Ziegler received a B.B.A. degree and his M.B.A. degree from Baruch College.

    THOMAS J. WARGA, age 49, is a Vice President and General Auditor of the General Partner. Mr. Warga has been a Vice President and General Auditor of New York Life Insurance Company since March 1989. Prior to his current responsibilities, he was Associate General Auditor from 1988 to 1989 and Assistant General Auditor from 1985 to 1988. Mr. Warga received a B.S. degree from Fairfield University and an M.B.A. degree from Long Island University and is a Certified Internal Auditor, a Chartered Life Underwriter and a Chartered Financial Consultant.

    RICHARD W. ZUCCARO, age 46, is Tax Vice President of the General Partner. Mr. Zuccaro has been a Vice President of New York Life since April 1995, and prior thereto had been a Corporate Vice President since May 1986. Prior to his current responsibilities, he was an Assistant Vice President of New York Life Insurance Company from November 1981 to May 1986. Mr. Zuccaro received a B.B.A. degree in Accounting from the University of Oklahoma.

ITEM 11.  EXECUTIVE COMPENSATION

    The Partnership has no directors or executive officers. Certain fees and reimbursable expenses are paid to the General Partner and its affiliates (See Footnote 7 of Notes to Financial Statements in Appendix A of this report on Form 10-K).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of December 31, 1995, no person is known to the Registrant to be the beneficial owner of more than 5% of the Partnership's 8,168,257.7 outstanding Units. The ownership interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner interests; no interests are held by executive officers and directors. In addition, as of December 31, 1995, the General Partner holds [11,869.86 UNITS].

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Notes to Financial Statements in Appendix A of this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1. Financial Statements -- see Index of Financial Statements, on page F-2 of Appendix A to this report.

       2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

       3.  Exhibits:

NUMBER AND DESCRIPTION UNDER REGULATION S-K

    The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

       (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING INDENTURES:
     (4.1)  Amended and Restated Agreement of Limited Partnership dated as of May 15, 1989, incorporated by reference to Exhibit A to the Prospectus included in Amendment No.
            2 of Registrant's Registration Statement of Form S-11 dated May 17, 1989 (File No.
            0-18226).*
     (4.2)  Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Agreement of Limited Partnership, incorporated by reference to
            Exhibit C to the Prospectus included in Amendment No. 2 of the Registrant's
            Registration Statement on Form S-11 dated May 17, 1989 (File No. 0-18226).*
     (4.3)  Copy of First Amendment to and Restatement of Certificate of Limited Partnership
            filed with the Massachusetts Secretary of State on May 12, 1989, incorporated by reference to Exhibit 4.4 to Amendment No. 2 of Registrant's Registration Statement
            on Form S-11 dated May 17, 1989 (File No. 0-18226).*
      (10)  MATERIAL CONTRACTS (each of which relates to acquisition of the Cross Creek,
            Highlands and Signature Place Mortgages):

                                                                                  CROSS CREEK:
    (10.1)  GNMA Securities Sale and Purchase Agreement between NYLIFE Government Mortgage Plus
            Limited Partnership ("Partnership") and Love Funding Corporation ("LFC"),
            incorporated by reference to Exhibit 28.1 to Registrant's Report on Form 8-K dated
            February 21, 1990 (File No. 0-18226).*
    (10.2)  Regulatory Agreement for Multi-family Housing Projects Coinsured by HUD, incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated
            February 21, 1990 (File No. 0-18226).*
    (10.3)  Mortgage note (as endorsed by HUD), issued by Boiling Springs Apartments, Ltd.
            ("Borrower") to LFC, incorporated by reference to Exhibit 28.3 to Registrant's
            Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*
    (10.4)  Mortgage, Assignment of Rents and Security Agreement by Borrower for the Benefit of
            LFC, incorporated by reference to Exhibit 28.4 to Registrant's Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*
    (10.5)  Building Loan Agreement between Borrower and LFC, incorporated by reference to
            Exhibit 28.5 to Registrant's Report on Form 8-K dated February 21, 1990 (File No.
            0-18226).*
    (10.6)  Security Agreement between Borrower and LFC, incorporated by reference to Exhibit
            28.6 to Registrant's Report on Form 8-K dated February 21, 1990 (File No.
            0-18226).*

    (10.7)  Assignment of Leases, Rents and Profits by Borrower to LFC, incorporated by reference to Exhibit 28.7 to Registrant's Report on Form 8-K dated February 21,
            1990 (File no. 0-18226).*
    (10.8)  Subordinated Mortgage, Assignment of Leases and Rents and Security Agreement
            between Borrower and Partnership, incorporated by reference to Exhibit 28.8 to
            Registrant's Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*
    (10.9)  Additional Interest Agreement between Borrower and Partnership, incorporated by reference to Exhibit 28.9 to Registrant's Report on Form 8-K dated February 21,
            1990 (File No. 0-18226).*
   (10.10)  Form of Security Agreement between Partnership and each of Borrower's partners
            ("Individual Borrowers") relating to Additional Interest Agreement, incorporated by reference to Exhibit 28.10 to Registrant's Report on Form 8-K dated February 21,
            1990 (File No. 0-18226).*
   (10.11)  Promissory Note issued by Individual Borrowers to Partnership, incorporated by reference to Exhibit 28.11 to Registrant's Report on Form 8-K dated February 21,
            1990 (File No. 0-18226).*
   (10.12)  Supplemental Interest Agreement between Partnership and Individual Borrowers, incorporated by reference to Exhibit 28.12 to Registrant's Report on Form 8-K dated
            February 21, 1990 (File No. 0-18226).*
   (10.13)  Form of Security Agreement with Individual Borrowers relating to Promissory Note and Supplemental Interest Agreement, incorporated by reference to Exhibit 28.13 to
            Registrant's Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*

                                                                                THE HIGHLANDS:
   (10.14)  GNMA Security Purchase Agreement between NYLIFE Government Mortgage Plus Limited
            Partnership ("Partnership") and Related Mortgage Corporation ("Related"),
            incorporated by reference to Exhibit 28.1 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.15)  Regulatory Agreement for Multi-family Housing Projects Coinsured by HUD, incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.16)  Mortgage note (as endorsed by HUD), issued by H.O. Associates, Ltd. ("Borrower") to
            Related, incorporated by reference to Exhibit 28.3 to Registrant's Report on Form
            8-K dated January 30, 1991 (File No. 0-18226).*
   (10.17)  Mortgage by Borrower for the benefit of Related, incorporated by reference to
            Exhibit 28.4 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.18)  Building Loan Agreement between Borrower and Related, incorporated by reference to
            Exhibit 28.5 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.19)  Security Agreement between Borrower and Related, incorporated by reference to
            Exhibit 28.6 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.20)  Assignment of Rents and Leases by Borrower to Related, incorporated by reference to
            Exhibit 28.7 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.21)  Subordinated Mortgage between Borrower and Partnership, incorporated by reference to Exhibit 28.8 to Registrant's Report on Form 8-K dated January 30, 1991 (File No
            0-18226).*

   (10.22)  Additional Interest Agreement between Borrower and Partnership, incorporated by reference to Exhibit 28.9 to Registrant's Report on Form 8-K dated January 30, 1991
            (File No. 0-18226).*
   (10.23)  Form of Pledge of Partnership Interests and Security Agreements between Partnership and each of Borrower's partners ("Individual Borrowers") relating to Additional
            Interest Agreement, incorporated by reference to Exhibit 28.10 to Registrant's
            Report on Form 8-K dated January 30, 1991 (File No. 0-18226).*
   (10.24)  Promissory Note issued by Individual Borrowers to Partnership, incorporated by reference to Exhibit 28.11 to Registrant's Report on Form 8-K dated January 30,
            1991 (File No. 0-18226).*
   (10.25)  Supplemental Interest Agreement between Partnership and Individual Borrowers, incorporated by reference to Exhibit 28.12 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.26)  Form of Pledge of Partnership Interests and Security Agreement with Individual
            Borrowers relating to Promissory Note and Supplemental Interest Agreement,
            incorporated by reference to Exhibit 28.13 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.39)  Modification of Mortgage Note of H.O. Associates, Ltd. payable to Related Mortgage
            Corporation dated as of January 31, 1995, as endorsed by HUD.**
   (10.40)  Modification of Mortgage dated as of January 31, 1995 between H.O. Associates, Ltd.
            and Related Mortgage Corporation.**
   (10.41)  Modification of Collateral Assignment of Rents and Leases dated January 31, 1995 between H.O. Associates, Ltd. and Related Mortgage Corporation.**
   (10.42)  Amendment to Regulatory Agreement for Multifamily Housing Projects Coinsured by HUD
            dated January 31, 1995 by and between H.O. Associates, Ltd. and Related Mortgage
            Corporation (original recorded instrument forwarded to Chemical Bank as Ginnie Mae
            Custodian by certified mail).**
   (10.43)  Modification of Security Agreement dated as of January 31, 1995 between H.O.
            Associates, Ltd. and Related Mortgage Corporation.**
   (10.44)  Amended and Restated Agreement dated January 31, 1995 by and between Richland
            Properties, Inc. and NYLIFE Government Mortgage Plus Limited Partnership.**
   (10.45)  Amended and Restated Subordinated Mortgage and Security Agreement dated January 31,
            1995 by Richland Properties, Inc. to NYLIFE Government Mortgage Plus Limited
            Partnership.**
   (10.46)  Release Agreement dated January 31, 1995 by and among NYLIFE Government Mortgage
            Plus Limited Partnership, Related Mortgage Corporation, H.O. Associates, Ltd.,
            Robert M. Schiffman and Edwin B. Branch.**
   (10.47)  Agreement Regarding Termination of Contract of Coinsurance dated January 31, 1995 by Richland Properties, Inc. and Related Mortgage Corporation.**
   (10.48)  Amended and Restated Coinsuring Lender/Holder Agreement dated January 31, 1995 by and between NYLIFE Government Mortgage Plus Limited Partnership and Related
            Mortgage Corporation.**
   (10.49)  Special Closing Agreement dated January 31, 1995 by and among NYLIFE Government
            Mortgage Plus Limited Partnership, H.O. Associates, Ltd., Robert M. Schiffman,
            Edwin B. Branch, Markborough Development Company and Foley & Lardner.**

                                                                              SIGNATURE PLACE:
   (10.27)  GNMA Purchase Agreement between NYLIFE Government Mortgage Plus Limited Partnership
            ("Partnership") and Love Funding Corporation ("LFC"), incorporated by reference to
            Exhibit 28.1 to Registrant's Report on Form 8-K dated June 14, 1991 (File No.
            0-18226).*
   (10.28)  Regulatory Agreement for Multi-family Housing Projects Coinsured by HUD, incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated
            June 14, 1991 (File No. 0-18226).*
   (10.29)  Deed of Trust Note (as endorsed by HUD), issued by H.G. Partners Limited
            Partnership. ("Borrower") to LFC, incorporated by reference to Exhibit 28.3 to
            Registrant's Report on Form 8-K dated June 14, 1991 (file No. 0-18226).*
   (10.30)  Deed of Trust, Assignment of Rents and Security Agreement by Borrower for the
            benefit of LFC, incorporated by reference to Exhibit 28.4 to Registrant's Report on
            Form 8-K dated June 14, 1991 (File No. 0-18226).*
   (10.31)  Building Loan Agreement between Borrower and LFC, incorporated by reference to
            Exhibit 28.5 to Registrant's Report on Form 8-K dated June 14, 1991 (File No.
            0-18226).*
   (10.32)  Security Agreement between Borrower and LFC, incorporated by reference to Exhibit
            28.6 to Registrant's Report on Form 8-K dated June 14, 1991 (File No. 0-18226).*
   (10.33)  Additional Interest Deed of Trust, Security Agreement and Assignment of Leases,
            Rents and Profits between Borrower and Partnership, incorporated by reference to
            Exhibit 28.7 to Registrant's Report on Form 8-K dated June 14, 1991 (File no.
            0-18226).*
   (10.34)  Additional Interest Agreement between Borrower and Partnership, incorporated by reference to Exhibit 28.8 to Registrant's Report on Form 8-K dated June 14, 1991
            (File No. 0-18226).*
   (10.35)  Form of Pledge of Partnership Interests and Security Agreement between Partnership and each of Borrower's partners ("Individual Borrowers") relating to Additional
            Interest Agreement, incorporated by reference to Exhibit 28.9 to Registrant's
            Report on Form 8-K dated June 14, 1991 (File No. 0-18226).*
   (10.36)  Promissory Note issued by Individual Borrowers to Partnership, incorporated by reference to Exhibit 28.10 to Registrant's Report on Form 8-K dated June 14, 1991
            (File No. 0-18226).*
   (10.37)  Supplemental Interest Agreement between Partnership and Individual Borrowers, incorporated by reference to Exhibit 28.11 to Registrant's Report on Form 8-K dated
            June 14, 1991 (File No. 0-18226).*
   (10.38)  Form of Pledge of Partnership Interests and Security Agreement with Individual
            Borrowers relating to Promissory Note and Supplemental Interest Agreement,
            incorporated by reference to Exhibit 28.12 to Registrant's Report on Form 8-K dated
            June 14, 1991 (File No. 0-18226).*
    (27.1)  Financial Data Schedule.**

------------------------
 *Previously filed.
**Filed herewith.

    (b)REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NYLIFE Government Mortgage
                                          Plus Limited Partnership

                                          By: NYLIFE Realty Inc.
                                              General Partner

                                              By:      /s/ KEVIN M. MICUCCI

                                                --------------------------------
                                                       Kevin M. Micucci,
                                                    President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  -------------------------------------  ------------------

                                                        President, Controller and Director of
                 /s/ KEVIN M. MICUCCI                    NYLIFE Realty Inc. (Principal
     -------------------------------------------         Executive Officer and Principal
                   Kevin M. Micucci                      Accounting and Financial Officer)       March 29, 1996

                /s/ MICHAEL J. NOCERA                   Director of NYLIFE Realty Inc.
     -------------------------------------------
                  Michael J. Nocera                                                              March 29, 1996

                /s/ JEFFERSON C. BOYCE                  Director of NYLIFE Realty Inc.
     -------------------------------------------
                  Jefferson C. Boyce                                                             March 29, 1996

                 /s/ RICHARD A. TOPP                    Vice President and Director of NYLIFE
     -------------------------------------------         Realty Inc.
                   Richard A. Topp                                                               March 29, 1996

                 /s/ FRANK J. OLLARI                    Vice President of Investment and
     -------------------------------------------         Director of NYLIFE Realty Inc.
                   Frank J. Ollari                                                               March 29, 1996

                  /s/ JAY S. CALHOUN                    Vice President, Treasurer and
     -------------------------------------------         Director of NYLIFE Realty Inc.
                    Jay S. Calhoun                                                               March 29, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   APPENDIX A
                           ANNUAL REPORT ON FORM 10-K
                        ITEM 8, ITEM 14 (A) (1) AND (2)
                           FINANCIAL STATEMENTS AS OF
                           DECEMBER 31, 1995 AND 1994

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                 FORM 10-K -- ITEM 8, ITEM 14, (A) (1) AND (2)

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   NO.
                                                                   ----
Report of Independent Accountants................................  F-3

Balance Sheets as of December 31, 1995 and 1994..................  F-4

Statements of Income for the Years Ended December 31, 1995, 1994
 and 1993........................................................  F-5

Statements of Partners' Capital for the Years Ended December 31,
 1995, 1994 and 1993.............................................  F-6

Statements of Cash Flows for the Years Ended December 31, 1995,
 1994 and 1993...................................................  F-7

Notes to Financial Statements....................................  F-8

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners and Unitholders
  of NYLIFE Government Mortgage
  Plus Limited Partnership:

We have audited the accompanying balance sheets of NYLIFE Government Mortgage Plus Limited Partnership (a Massachusetts limited partnership, the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 9, in connection with the settlement of litigation involving the General Partner of the Partnership, the general partner will solicit consents of the limited partners for the dissolution of the Partnership. The financial statements do not include any adjustments that might result should the Unitholders consent to liquidate the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NYLIFE Government Mortgage Plus Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

New York, New York
March 22, 1996

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994

ASSETS                                                       1995          1994
                                                         ------------  ------------
Cash and cash equivalents..............................  $    867,686  $    950,967
Interest receivable....................................       208,392       280,773
Investments in Participating Insured Mortgages.........    29,765,800    29,891,263
Investments in Participating Guaranteed Loans..........       400,100     1,495,900
Deferred acquisition fees and expenses -- net..........       875,965     1,451,875
                                                         ------------  ------------
    Total assets.......................................  $ 32,117,943  $ 34,070,778
                                                         ------------  ------------
                                                         ------------  ------------

LIABILITIES AND PARTNERS' CAPITAL
Due to affiliates......................................  $     21,729  $    100,000
Accrued liabilities....................................        79,423        88,253
                                                         ------------  ------------
    Total liabilities..................................       101,152       188,253
                                                         ------------  ------------
Commitments and contingencies
Partners' capital:
  Capital contributions net of public offering
   expenses............................................    36,028,557    36,028,557
  Accumulated earnings.................................    17,372,364    14,419,332
  Cumulative distributions.............................   (21,384,130)  (16,565,364)
                                                         ------------  ------------
    Total partners' capital............................    32,016,791    33,882,525
                                                         ------------  ------------
    Total liabilities and partners' capital............  $ 32,117,943  $ 34,070,778
                                                         ------------  ------------
                                                         ------------  ------------

   The accompanying notes are an integral part of these financial statements.

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                            1995        1994        1993
                                                         ----------  ----------  ----------
INCOME
Interest -- cash and cash equivalents..................  $   64,991  $   83,971  $   79,410
Interest -- Mortgages (net of write-off and
 amortization of deferred acquisition costs)...........   2,047,006   2,620,032   2,463,163
Other income...........................................   1,156,462       1,000       8,167
                                                         ----------  ----------  ----------
    Total income.......................................   3,268,459   2,705,003   2,550,740
                                                         ----------  ----------  ----------
EXPENSES
General and administrative.............................     222,572     300,121     250,000
Asset Management Fees..................................      92,855     158,167     157,966
                                                         ----------  ----------  ----------
    Total expenses.....................................     315,427     458,288     407,966
                                                         ----------  ----------  ----------
      Net income.......................................  $2,953,032  $2,246,715  $2,142,774
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
NET INCOME ALLOCATED
General Partner........................................  $   43,654  $   44,934  $   42,856
Corporate Limited Partner..............................          71          55          51
Unitholders............................................   2,909,307   2,201,726   2,099,867
                                                         ----------  ----------  ----------
                                                         $2,953,032  $2,246,715  $2,142,774
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Net income per Unit....................................  $      .36  $      .27  $      .26
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Number of Units........................................  8,168,457.7 8,168,457.7 8,168,457.7
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                            CORPORATE                   TOTAL
                                                                             LIMITED     GENERAL      PARTNERS'
                                                            UNITHOLDERS      PARTNER     PARTNER       CAPITAL
                                                           --------------  -----------  ----------  --------------
Balance at January 1, 1993...............................  $   36,178,886   $     970   $    6,251  $   36,186,107
Net income...............................................       2,099,867          51       42,856       2,142,774
Distributions............................................      (2,283,906)        (56)     (46,612)     (2,330,574)
                                                           --------------  -----------  ----------  --------------
Balance at December 31, 1993.............................  $   35,994,847   $     965   $    2,495  $   35,998,307
Net income...............................................       2,201,726          55       44,934       2,246,715
Distributions............................................      (4,275,142)       (105)     (87,250)     (4,362,497)
                                                           --------------  -----------  ----------  --------------
Balance at December 31, 1994.............................      33,921,431         915      (39,821)     33,882,525
Net income...............................................       2,909,307          71       43,654       2,953,032
Distributions............................................      (4,771,535)       (117)     (47,114)     (4,818,766)
                                                           --------------  -----------  ----------  --------------
Balance at December 31, 1995.............................  $   32,059,203   $     869   $  (43,281) $   32,016,791
                                                           --------------  -----------  ----------  --------------
                                                           --------------  -----------  ----------  --------------

   The accompanying notes are an integral part of these financial statements.

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                            1995         1994         1993
                                                         -----------  -----------  -----------
Cash flows from operating activities:
Net income.............................................  $ 2,953,032  $ 2,246,715  $ 2,142,774
                                                         -----------  -----------  -----------
Adjustments to reconcile net income to net cash flows
 from operating activities:
  Amortization of acquisition costs....................      575,910       17,948       16,494
  Changes in assets and liabilities:
    Decrease (increase) in interest receivable.........       72,381      (62,877)          28
    (Decrease) increase in due to affiliates...........      (78,271)     100,000      --
    (Decrease) increase in accrued liabilities.........       (8,830)     (15,449)      30,594
                                                         -----------  -----------  -----------
      Total adjustments................................      561,190       39,622       47,116
                                                         -----------  -----------  -----------
      Net cash provided by operating activities........    3,514,222    2,286,337    2,189,890
                                                         -----------  -----------  -----------
Cash flows from investing activities:
  Repayment of Participating Insured Mortgages.........      125,463      108,069       94,191
  Investment in Participating Insured Mortgages........      --           --          (391,900)
  Repayment of Participating Guaranteed Loans..........    1,095,800      --           --
                                                         -----------  -----------  -----------
      Net cash provided by (used in) investing
       activities......................................    1,221,263      108,069     (297,709)
                                                         -----------  -----------  -----------
Cash flows from financing activities:
  Distributions to partners............................   (4,818,766)  (4,362,497)  (2,330,574)
                                                         -----------  -----------  -----------
      Net cash used in financing activities............   (4,818,766)  (4,362,497)  (2,330,574)
                                                         -----------  -----------  -----------
Net decrease in cash and cash equivalents..............      (83,281)  (1,968,091)    (438,393)
Cash and cash equivalents at beginning of period.......      950,967    2,919,058    3,357,451
                                                         -----------  -----------  -----------
Cash and cash equivalents at end of period.............  $   867,686  $   950,967  $ 2,919,058
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS
    NYLIFE Government Mortgage Plus Limited Partnership (the "Partnership") is a limited partnership which was formed on November 21, 1988 pursuant to the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership's general partner, NYLIFE Realty Inc. (the "General Partner"), an indirect wholly-owned subsidiary of New York Life Insurance Company ("New York Life"), was issued all of the general partner interests in exchange for a capital contribution of $3,000. The Partnership also issued all of the limited partner interests to NYLIFE Depositary Corporation, an indirect wholly-owned subsidiary of New York Life (the "Corporate Limited Partner"), in exchange for a capital contribution of $2,000.

    Limited partner interests ("Limited Partner Interests") are defined as the interests of any partner having an ownership interest representing an initial capital contribution of $10 together with the obligations of such partner to comply with all terms and provisions of the Partnership Agreement, but excluding any claims which the partner may have as a creditor.

    A unit is defined as the interest of a unitholder in the Partnership (hereafter referred to as "Units" and "Unitholders"). Upon the purchase of Units by Unitholders, the Corporate Limited Partner contributed to the Partnership cash in the amount of the subscription prices paid by the Unitholders and the Unitholders received Limited Partner Interests in return. In addition, the Corporate Limited Partner assigned all of the economic rights attributable to the Limited Partner Interests to the Unitholders to the extent permitted by Massachusetts law, and exercised all rights with respect to such Limited Partner Interests as directed by the Unitholders, pursuant to the Partnership Agreement.

    The offering period for the Partnership's Units expired on September 30, 1991.

    The Partnership Agreement authorizes the Partnership to acquire guaranteed or federally insured or coinsured mortgages on multi-family residential properties or residential care facilities directly or through the purchase of mortgage-backed securities ("MBSs") guaranteed as to principal and Basic Interest issued or originated under or in connection with the housing programs of the department of Housing and Urban Development ("HUD"), or Government
National Mortgage Association ("GNMA"). The Partnership may also acquire uninsured participation interests secured by subordinated mortgages ("Participation Interests"), which may provide for Partnership participation in the operating revenues and residual value, if any, of the underlying properties. In addition, the Partnership may invest in uninsured loans ("Participating Guaranteed Loans" or "PGLs") with respect to the same properties underlying the MBSs, which may also provide for such participations. Although the Participation Interests are not guaranteed or insured by any government agency and the PGLs are not secured by any real estate mortgage, for ease of reference, the MBSs and the Participation Interests are collectively referred to herein as the "Participating Insured Mortgages" or "PIMs" and PIMs and PGLs are collectively referred to herein as the "Mortgages."

    Since its formation, the Partnership has invested in three PIMs consisting of (i) MBSs collateralized by federally coinsured mortgages on multi-family residential properties pursuant to the coinsurance programs of Section 221(d)(4) of the National Housing Act and (ii) participating interests evidenced by additional interest agreements and secured by subordinated mortgages on those properties. Each MBS is guaranteed as to principal and Basic Interest by GNMA. As described in Note 9, one such MBS was sold on February 27, 1996. The Cross Creek and Signature Place PIMs also provide for the Partnership to participate in 50% of the underlying property's net cash flow and appreciation, if any. The Partnership has funded three PGLs with respect to the same properties underlying the

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)
Partnership's PIMs. The General Partner has guaranteed a return to the Partnership, upon liquidation, of funds invested in PGLs, if any, in excess of cash payments received by the Partnership from all mortgages and loans (other than cash payments of principal and Basic Interest on MBSs). The PIMs and PGLs are further described in Note 5.

    "Basic Interest" is defined as interest which is generally payable monthly, and is calculated on the unpaid balance of the underlying mortgage loan or PGL at an annual percentage rate (the "Basic Interest Rate") specified in the documents establishing such mortgage loan or PGL.

    The Partnership terminates on December 31, 2028, unless terminated earlier by the occurrence of certain events as set forth in the Partnership Agreement.

    At January 1, 1992, the Partnership had committed $33,580,000 for investment in MBSs and Participation Interests related to three properties, known as Cross Creek, the Highlands and Signature Place. This represented 48.2% of the funds available for investment by the Partnership. Since it was unable to invest its remaining available net proceeds, the Partnership returned $42,312,611 of its capital to investors during 1992. This amount included $37,020,024 of proceeds which were not committed for Mortgages, as well as $5,292,587 of fees and expense reimbursements previously paid to the General Partner and its affiliates, of which $3,596,572 were credited to capital and $1,696,015 reduced deferred acquisition costs. This distribution represented a $5.18 per unit return of capital. Accordingly, subsequent to such distribution, the Partnership has 8,168,457.7 Units with a capital value of $4.82 per unit.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The Partnership uses the following accounting policies for financial reporting purposes:

    CASH AND CASH EQUIVALENTS

    Highly liquid debt instruments (including short-term obligations of the United States government) purchased with a maturity of three months or less, are considered cash equivalents and are stated at cost, which approximates market value. Included in cash and cash equivalents is a working capital reserve of $426,266 which may be used to meet the Partnership's operating expenses and liabilities.

    PARTICIPATING INSURED MORTGAGES

    In 1995, mortgage-backed permanent loan certificates ("PLCs") are carried at current market value and are classified as available-for-sale. PLCs were carried at amortized cost in 1994 and were classified as held to maturity (See Note 5).

    PARTICIPATING GUARANTEED LOANS ("PGLS")

    In 1995, PGLs are carried at current market value and are classified as available-for-sale. PGLs were carried at amortized cost and were classified as held to maturity in 1994 (See Note 5). Although interest accrues on the PGLs, the Partnership does not recognize such income on its books until it is realizable.

    DEFERRED ACQUISITION FEES AND EXPENSES

    Acquisition expenses, which were paid upon the receipt of gross offering proceeds, were deferred and, upon conversion of the construction loan certificates ("CLCs") to a PLC, are currently being amortized over the term of the PLC, using the effective interest method. Amounts paid to the

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Partnership as origination fees relating to the acquisition of Mortgages were netted against acquisition costs, and are also currently being amortized over the term of the PLC using the effective interest method.

    INCOME TAXES

    No provision for income taxes has been made in the financial statements because these taxes are the responsibility of the individual partners rather than the Partnership.

    PUBLIC OFFERING EXPENSES

    Reimbursement to the General Partner for organization and offering expenses and amounts paid to NYLIFE Securities Inc. ("NYLIFE Securities"), pursuant to a sales agent agreement, were charged directly to the capital accounts upon the admission of Unitholders through September 30, 1991. Organization and offering expenses included costs of preparing the Partnership for registration, and thereafter offering and selling Units to the public, and included advertising expenses and any sales commissions paid to broker-dealers relating to the sale of the Units. In 1992 a portion of these public offering expenses were returned to the Partnership (See Note 1).

    OTHER

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.  CAPITAL CONTRIBUTIONS AND ALLOCATION OF NET INCOME TO THE CORPORATE
    LIMITED PARTNER AND UNITHOLDERS
    As of December 31, 1995, the Partnership had 8,168,457.7 Units outstanding which originally sold for $81,684,577 and which reflected purchase volume discounts of $143,319.

4.  THE PARTNERSHIP AGREEMENT
    In accordance with the Partnership Agreement, Distributable Cash Flow, as defined below, of the Partnership remaining after payment of the Asset Management Fee, as defined, is distributed quarterly, 98% to the class comprised of the Unitholders (which includes the Corporate Limited Partner) and 2% to the General Partner.

    "Distributable Cash Flow" is defined as i) the net cash provided by the Partnership's normal operations for each fiscal year, or portion thereof, including, without limitation, Basic Interest, Minimum Additional Interest and Shared Income Interest from Mortgages, points, interest from interim investments and from funds held in escrow and amounts released from operating reserve accounts available for distribution, after the general expenses and current liabilities of the Partnership for such period (other than the Asset Management
Fee) are paid, less ii) amounts set aside for reserves.

    "Asset Management Fee" is defined as an amount paid by the Partnership to the General Partner on a quarterly basis equal to .5% per annum of the value of the Total Invested Assets of the Partnership. Under no circumstances may the aggregate of the Asset Management Fee paid since the organization of the Partnership and the distributions to the General Partner of Distributable Cash Flow paid since the organization of the Partnership exceed 10% of the aggregate Distributable Cash Flow since the organization of the Partnership. The General Partner may subcontract all or a portion of the services rendered for the Asset Management Fee.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  THE PARTNERSHIP AGREEMENT (CONTINUED)
    "Total Invested Assets" is defined as the portion of the net proceeds of the offering which is invested in Mortgages.

    Upon the occurrence of a Capital Transaction, as defined below, the General Partner will apply the proceeds first to the payment of all debts and liabilities of the Partnership then due, and then fund any reserves for contingent liabilities which it deems appropriate. "Capital Transaction" is defined as a principal repayment or Mortgage prepayment to the extent that it is classified as a return of capital for federal income tax purposes.

    The remaining Net Cash Proceeds if any, as defined below, will be distributed as follows: FIRST, to the class comprising the Unitholders until they have received a return of their total Invested Capital; SECOND, to the General Partner until it has received a return of its total Invested Capital; THIRD, 99% to the class comprising the Unitholders and 1% to the General Partner until the class comprising the Unitholders have received any deficiency in their 12% per annum Cumulative Return on Invested Capital through fiscal years ended prior to the date of the Capital Transaction; and FOURTH, as to any remaining proceeds, 90% to the class comprised of the Unitholders and 10% to the General Partner.

    "Net Cash Proceeds" is defined as cash received by the Partnership as a result of a Capital Transaction, less any reinvested amounts, all debts and liabilities of the Partnership required to be paid as a result of the Transaction, and any reserves for contingent liabilities, to the extent deemed reasonable by the General Partner. This is provided that, at the expiration of such period as the General Partner shall deem advisable, the balance of such reserves remaining after payment of such contingencies shall be distributed in the manner provided in this Agreement for Net Cash Proceeds. If the Partnership takes back a mortgage note in connection with a Capital Transaction, all payments received with respect to it shall be included in the Net Cash Proceeds of that Transaction.

    "Invested Capital" means, with respect to the General Partner, its capital contributions (other than capital contributions represented by any Guarantee Payments, as described in Note 5) and, with respect to the Limited Partners and Unitholders, $10.00 for each Limited Partner Interest or Unit, in either case reduced by any amounts received as distributions of Distributable Cash Flow.

    The Cumulative Return is defined as a 12% return per annum on the invested capital of the class made up of the Unitholders calculated from the respective dates on which the Units are deemed to be outstanding through the most recent fiscal year completed prior to the Capital Transaction giving rise to the computation.

    Net income or loss from operations for any fiscal year is allocated 98% to the class comprised of the Unitholders and 2% to the General Partner.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES
    The Partnership's net proceeds of $33,580,000 had been committed for investment in Mortgages. Of this total amount committed, $1,946,594 had been included in the Partnership's working capital reserve and subsequently distributed to its Partners on November 15, 1994 and the following amounts have been funded as of December 31, 1995 and 1994:

                                                              1995 (1)      1994 (1)
                                                           --------------  -----------
Halcyon at Cross Creek........................  -PIM       $  7,226,406    $ 7,226,406
                                                -PGL            400,000        400,000
The Highlands.................................  -PIM         13,037,676(2)  13,154,200
                                                -PGL             --    (2)   1,095,800
Signature Place...............................  -PIM          9,756,900      9,756,900
                                                -PGL                100            100
                                                           --------------  -----------
                                                           $ 30,421,082    $31,633,406
                                                           --------------  -----------
                                                           --------------  -----------

------------------------
(1) As of December 31, 1995 and 1994 cumulative principal repayments on the PIMS of $371,707 and $246,244 have been received, respectively.

(2) Effective January 31, 1995, as part of the sale of the Highlands, as described below, the participation feature of the Highlands PIM was released, a new MBS was issued to the Partnership and the related PGL was repaid. As described in Note 9, the MBS was subsequently sold in 1996.

    MORTGAGE BACKED SECURITIES

    Effective January 1, 1994, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Partnership had considered its PIMs and PGLs to be held-to-maturity as defined by SFAS No. 115 in 1994.

    SFAS No. 115 addresses the definition of, accounting for and disclosure of debt and equity securities. In accordance with the statement, securities are classified when purchased as either securities held to maturity, securities available for sale or trading securities.

    In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." Concurrent with the initial adoption of this implementation guidance, but no later than December 31, 1995, the FASB permitted a one-time opportunity to reassess the appropriateness of the classification of all securities. Accordingly, on December 31, 1995, the Partnership reclassified its held-to-maturity investments to available-for-sale, based on a one-time assessment of the portfolio. The impact of the assessment was to transfer securities with an amortized cost of approximately $30,200,000 (which approximates market value of $30,700,000) from held-to-maturity to available-for-sale. Market value has been calculated by management by discounting future cash flows using interest rates based on treasury bills with similar maturities.

    A) CROSS CREEK

    In 1990, the Partnership acquired a PIM (the "Cross Creek PIM") consisting of (i) a MBS collateralized by a first mortgage loan in the principal amount of up to $7,230,000 (the "Cross Creek Mortgage") with respect to a 152 unit garden style apartment complex in Greenville, South Carolina known as Halcyon at Cross Creek ("Cross Creek") and (ii) a participation interest in Cross Creek evidenced by an additional interest agreement and secured by a subordinated mortgage on Cross

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES (CONTINUED)
Creek. The borrower is Boiling Springs Apartments Limited (the "Cross Creek Borrower"). In addition, the Partnership agreed to make a PGL to the Cross Creek Borrower's partners ("Individual Cross Creek Borrowers") of up to $600,000.

    PARTICIPATING INSURED MORTGAGE

    To fund the construction of Cross Creek, the Partnership purchased from Love Funding Corporation ("LFC") mortgage-backed pass-through construction loan certificates ("CLCs"), guaranteed as to timely payment of principal and Basic Interest by GNMA, in the maximum principal amount of $7,230,000.

    Upon the maturity of the CLCs at the conclusion of the construction period and upon final endorsement ("Final Endorsement") of the Cross Creek Mortgage Note by HUD, which occurred on January 8, 1992, the Partnership received a mortgage-backed permanent loan certificate ( the "Cross Creek PLC"), guaranteed as to the timely payment of principal and Basic Interest by GNMA. The Cross Creek PLC has a face amount of $7,226,406, and an issue date of February 1, 1992.

    The Cross Creek Mortgage Note bears interest at a Basic Interest Rate of 8.50% during the permanent term. One quarter of one percent (.25%) of the foregoing amount is retained by LFC and GNMA as a servicing and guarantee fee; accordingly, the Cross Creek PLC bears an interest rate of 8.25% per annum. The Cross Creek Borrower is required to make equal monthly payments of principal and interest on the Cross Creek Mortgage Note until maturity on December 15, 2031.

    The Cross Creek Mortgage is coinsured by LFC and HUD under Section 221(d)(4) of the National Housing Act for new construction of multi-family residential properties. The Cross Creek Mortgage Note, which is non-recourse to the Cross Creek Borrower, except under limited circumstances, including fraud, is collateralized by a first mortgage on Cross Creek.

    The Cross Creek Mortgage Note may be prepaid upon 30 days written notice after, but not prior to, the tenth anniversary of the date of Initial Endorsement, with a prepayment charge equal to 1% of the outstanding principal on the Cross Creek Mortgage. Notwithstanding the foregoing, if HUD determines that prepayment will avoid a mortgage insurance claim and is in the best interest of the federal government, the Cross Creek Mortgage Note may be prepaid at any time without the Partnership's consent and without any prepayment charge. The Partnership has the option, upon six months written notice, to require prepayment in full on or after the tenth anniversary of the date of the Initial Endorsement. No prepayment fee shall be imposed if the Partnership exercises this option. Enforcement of this option would require the termination of the coinsurance contract and the surrender of the Cross Creek PLC.

    The Partnership is entitled under the Cross Creek PIM to participations, in addition to monthly pass-through payments of principal and Basic Interest, of:
(i) 50% of any increase in the value of Cross Creek in excess of its base value (i.e., the outstanding principal amounts of the Cross Creek Mortgage and PGL); the increase in value is measured from February 22, 1990 until the sale of Cross Creek, or until the maturity, refinancing or prepayment of the Cross Creek
Mortgage; and (ii) 50% of Cross Creek's monthly net cash flow (subject to certain HUD restrictions and reserve requirements) beginning with the first month after completion of construction. The obligation of the Cross Creek Borrower to pay these participations is evidenced by an additional interest agreement, which is collateralized by a subordinated mortgage on Cross Creek and is non-recourse to the Cross Creek Borrower, except under limited circumstances, including fraud. This obligation is further collateralized by a collateral assignment by the Individual Cross Creek Borrowers of their interests in the Cross Creek Borrower.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES (CONTINUED)
    PARTICIPATING GUARANTEED LOAN

    The Partnership agreed to make a PGL of up to $600,000 to the Individual Cross Creek Borrowers who are jointly and severally liable for this obligation. The PGL, which is non-recourse debt, is collateralized by a collateral assignment by the Individual Borrowers of their partnership interests in the Cross Creek Borrower, constituting a second lien thereon. The promissory note evidencing the PGL provides that the Individual Borrowers will use the proceeds thereof to satisfy obligations of the Cross Creek Borrower.

    Of the maximum loan proceeds to be available under the PGL, $400,000 has been advanced as of December 31, 1995. In addition, up to $200,000 of the maximum loan proceeds was to be advanced at the rate of $10.00 for each $1.00 of net operating income in excess of $750,000 earned by Cross Creek at any time up to and including one year after Final Endorsement of the Cross Creek Mortgage. The one year anniversary of Final Endorsement was January 8, 1993 and no additional amounts were advanced under the PGL. The unfunded loan proceeds of $200,000, which had been included in the Partnership's working capital reserve, were distributed to its Partners on November 15, 1994.

    The PGL bears interest at the rate of 10% per annum, payable semi-annually, and provides that interest shall be accrued up to $100,000 to the extent Surplus Cash distributions (as defined by HUD) to the Individual Borrowers are insufficient to fully pay the interest obligation. Any such accruals will be added to the outstanding principal balance of the PGL and shall bear interest at the same rate. At such time as accruals of interest (including semi-annually compounded interest) exceed $100,000, the Individual Borrowers shall pay interest on the outstanding principal amount semi-annually, whether or not Surplus Cash is available. Accrued interest reached $100,000 on September 25, 1993. Accordingly, accrued interest became due and payable on October 1, 1993. Semi-annual interest payments of $25,000 will be due and payable on each April 1 and October 1. Principal and unpaid interest, if any, shall be due and payable on February 21, 2005.

    No prepayments of the PGL will be permitted prior to the tenth anniversary of the Initial Endorsement of the Cross Creek Mortgage. Thereafter, the PGL may be prepaid in whole, but not in part, subject to a prepayment fee equal to 1% of the principal amount prepaid. Also, commencing on the tenth anniversary date, the Partnership will have the right to call the PGL, in which case no prepayment fee shall be paid.

    The terms of the PGL entitle the Partnership to participations in addition to Basic Interest equal to: (i) 15% of any increase in the value of the Individual Borrowers' partnership interest in the Cross Creek Borrower (determined by reference to the value of Cross Creek) over the base value of the Individual Borrowers' partnership interest (based on the outstanding principal amount of the Cross Creek Mortgage and the PGL), such increase to be determined upon the sale of Cross Creek or upon the refinancing, prepayment or maturity of the PGL; and (ii) 15% of the Individual Borrowers' interest in Cross Creek's net cash flow (subject to certain HUD restrictions and reserve requirements). The aforesaid 15% participations in the PGL are over and above the 50% participations in the Cross Creek Mortgage. The obligation of the Individual Borrowers to pay these participations is evidenced by a supplemental interest agreement, and is non-recourse to the Individual Borrowers, except under limited circumstances, including fraud. These obligations are collateralized by a collateral assignment by the Individual Borrowers of their partnership interests in the Cross Creek Borrower (constituting a second lien thereon).

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES (CONTINUED)
    B) THE HIGHLANDS

    In 1990, the Partnership acquired a PIM consisting of (i) an MBS collateralized by a mortgage loan in the principal amount of up to $13,154,200 (the "Highlands Mortgage") secured by a first mortgage on a 272 unit garden style apartment complex located outside Tampa, Florida (the "Highlands") and
(ii) a participation interest in the Highlands evidenced by an additional interest agreement and secured by a subordinated mortgage on the Highlands. The original borrower under the Highlands Mortgage was Highland Oaks Associates Limited (the "Original Highlands Borrower").

    PARTICIPATING INSURED MORTGAGE

    To fund the construction of the Highlands, the Partnership entered into a purchase agreement with Related Mortgage Corporation ("RMC"), pursuant to which it agreed to purchase CLCs, guaranteed as to timely payment of principal and Basic Interest by GNMA, in the maximum principal amount of up to $13,154,200.

    Upon the maturity of the CLCs at the conclusion of the construction period and upon Final Endorsement of the Highlands Mortgage Note by HUD, which occurred on May 31, 1992, the Partnership received a PLC guaranteed as to the timely payment of principal and Basic Interest by GNMA. The PLC had a face amount of $13,154,200 and an issue date of June 1, 1992.

    Effective January 31, 1995, the Original Highlands Borrower sold the Highlands to Richland Properties, Inc. (the "New Highlands Borrower") for $16,300,000 in accordance with the terms and conditions of the Purchase and Sale Agreement dated October 14, 1994. The sale closed in escrow pending the receipt by the Partnership of a new GNMA certificate in the principal amount of $13,037,676, and bearing interest at 7.625% per annum. The new GNMA certificate was received by the Partnership on February 15, 1995, at which time the sale was completed and the Partnership received the payments described below, together with the other closing documents. In addition, a mutual release was delivered, effective January 31, 1995, pursuant to which all obligations of, and claims against, the Highlands Borrower and its general partners were released by the Partnership and Related Mortgage Corporation ("RMC"), and all obligations of, and claims against, the Partnership and RMC were released by the Highlands Borrower and its general partners.

    The Partnership retained its beneficial interest in the Highlands Mortgage ("Modified Mortgage") and related promissory note ("Modified Note"), which were modified to provide for (a) prepayment at any time with a prepayment charge payable to RMC, equal to 1% of the outstanding principal, and (b) a reduction in the interest rate from 8.5% to 7.875% per annum, one-quarter of one percent of which is retained by RMC and GNMA as a servicing and guarantee fee. Accordingly, the Partnership earns an interest rate of 7.625% per annum. The New Highlands Borrower is required pursuant to the Modified Note and Modified Mortgage to make equal monthly payments of principal and interest until maturity on May 15, 2032. The Modified Mortgage is coinsured by RMC and HUD under Section 221(d)(4), of the National Housing Act for new construction of multi-family residential properties.

    The Partnership has the option, upon six months written notice, to require prepayment in full of the Modified Note on or after January 31, 2005. No prepayment fee will be imposed if the Partnership exercises this option. Enforcement of this option would require the termination of the coinsurance contract and the surrender of the new GNMA certificate.

    The Additional Interest Agreement has been amended and restated ("Amended and Restated Agreement") to provide that the Partnership will no longer be entitled to any participations in net cash flow or net appreciation in value of the Highlands.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES (CONTINUED)
    Concurrent with the sale of the Highlands as described above, the Highlands PGL was repaid as the Partnership received $2,463,060, which included $1,095,800 of principal, $210,798 of accrued interest, a prepayment fee of $324,000 and participations of $832,462. Such prepayment fee and participation are included in other income for the year ended December 31, 1995. The Partnership distributed these proceeds to its partners on May 15, 1995. In addition, the Supplemental Interest Agreement was terminated, and the Partnership and the New Highlands Borrower entered into an Amended and Restated Subordinated Mortgage and Security Agreement to secure the Partnership's call option, as described above.

    As described in Note 9, the Highlands GNMA was sold on February 27, 1996.

    Also on January 31, 1995, the Partnership and the Original Highlands Borrower (together with its partners) entered into a Special Closing Agreement, pursuant to which two letters of credit held by the Partnership were each reduced from $75,000 to $17,500. The two letters of credit were being held as security for the obligations of the Original Highlands Borrower and its partners under the Special Closing Agreement, pursuant to which the Original Highlands Borrower agreed to pay a portion of any additional taxes determined to be due in connection with the recording of the original loan documents to the State of Florida. In 1996, the recording tax claim was settled with the State of Florida as described in Note 9.

    During the year ended December 31, 1995, the Partnership received interest totaling $999,170.10 related to the Highlands GNMA, which has been distributed to investors in connection with the Partnership's regular quarterly distributions in accordance with the Partnership's partnership agreement.

    C) SIGNATURE PLACE

    On May 8, 1991, the Partnership agreed to acquired a PIM (the "Signature Place PIM") consisting of (i) an MBS collateralized by a federally coinsured mortgage loan in the maximum principal amount of up to $9,800,000 (the "Signature Place Mortgage") and (ii) a Participation Interest evidenced by an additional interest agreement and secured by a subordinated mortgage on Signature Place. The borrower of the Signature Place Mortgage is HG Partners Limited Partnership (the "Signature Place Borrower"), which used the funds to finance the construction of a 232-unit multi-family residential apartment complex in Hampton, Virginia known as Signature Place ("Signature Place"). In addition, the Partnership agreed to make a PGL to each of the Individual Borrowers in the aggregate amount of up to $1,200,000.

    PARTICIPATING INSURED MORTGAGES

    The Partnership entered into a GNMA purchase agreement with LFC, pursuant to which it agreed to purchase CLCs, guaranteed as to timely payment of principal and Basic Interest by GNMA, in the maximum principal amount of $9,800,000. The proceeds of the Signature Place Mortgage were disbursed to the Signature Place Borrower in stages during the construction of Signature Place.

    Upon the maturity of the CLCs at the conclusion of the construction period and upon Final Endorsement of the Signature Place Mortgage note by HUD, which occurred on February 9, 1993, the Partnership received a PLC (the "Signature Place PLC"), guaranteed as to timely payment of principal and Basic Interest by GNMA. The Signature Place PLC has a face amount of $9,756,900, and an issue date of February 1, 1993.

    The Signature Place Mortgage Note bears interest at a Basic Interest Rate of 8.25% during the permanent term. One quarter of one percent (.25%) of the foregoing amount is retained by LFC and

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES (CONTINUED)
GNMA as a servicing and guarantee fee; accordingly the Signature Place PLC bears an interest rate of 8% per annum. The Signature Place Borrower will make equal monthly payments of principal and interest until maturity on January 15, 2033.

    The Signature Place Mortgage is coinsured by LFC and HUD under Section 221(d)(4) of the National Housing Act for new construction of multi-family residential properties. The Signature Place Mortgage note, which is non-recourse to the Signature Place Borrower, except under limited circumstances, including fraud, is secured by a first mortgage on Signature Place.

    The Signature Place Mortgage Note may be prepaid in full upon 45 days written notice after (but not prior to) the tenth anniversary of Initial Endorsement with a prepayment charge equal to 1% of the principal amount prepaid, plus any additional interest due thereon. Notwithstanding the foregoing, if HUD determines that prepayment will avoid a mortgage insurance claim and is in the best interest of the federal government, the Signature Place Mortgage Note may be prepaid at any time without the Partnership's consent and without any prepayment charge. The Partnership has the option, upon six months written notice, to require prepayment in full of the Signature Place Mortgage Note on or after the tenth anniversary of Initial Endorsement. No prepayment fee shall be imposed if the Partnership exercises this option. Enforcement of this option would require the termination of the coinsurance contract and the surrender of the Signature Place PLC.

    The Partnership is entitled to participations under the Signature Place PIM in addition to monthly pass-through payments of principal and Basic Interest, equal to: (i) 50% of the net appreciation in the value of Signature Place from Initial Endorsement until the sale of Signature Place or the maturity, refinancing or prepayment of the Signature Place Mortgage; and (ii) 50% of Signature Place's net cash flow (subject to certain HUD restrictions and reserve requirements) beginning after completion of construction. The obligation of the Signature Place Borrower to pay these participations is evidenced by an additional interest agreement, which is collateralized by a subordinated mortgage on Signature Place and is non-recourse to the Signature Place Borrower, except under limited circumstances, including fraud and environmental noncompliance.

    PARTICIPATING GUARANTEED LOAN

    The Partnership has also agreed to make a PGL in the aggregate amount of up to $1,200,000 to the Individual Borrowers, jointly and severally, in the form of a personal loan collateralized by the pledge of 100% of their partnership interests in the Signature Place Borrower. Of the maximum loan proceeds to be available under the PGL, $100 was funded as of December 31, 1995. In addition, up to $499,900 of the loan proceeds were to be advanced at the rate of $6.25 for each $1.00 of net operating income in excess of $960,000 per annum, and up to an additional $700,000 of loan proceeds were to be advanced at the rate of $9.50 for each $1.00 of net operating income in excess of $1,040,000 per annum, earned by the Signature Place Borrower at any time up to and including eighteen months after Final Endorsement of the Signature Place Mortgage (the "Earn-Out"). The Earn-Out period expired on August 8, 1994 and no additional amounts were advanced under the PGL. The unfunded loan proceeds of $1,199,900, which had been included in the Partnership's working capital reserve, were distributed to its Partners on November 15, 1994.

    The PGL bears interest at the rate of 15% per annum, payable semi-annually, and provides that interest shall be accrued up to $100,000 to the extent Surplus Cash (as defined by HUD) is insufficient to fully pay the interest obligation. Any such accruals will be added to the outstanding principal balance of the PGL and shall bear interest at the same rate. At such time as accruals of interest (including semi-annually compounded interest) exceed $100,000 or commencing with the second

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN MORTGAGES (CONTINUED)
anniversary of Final Endorsement (regardless of the balance of such accruals), whichever occurs first, the Individual Borrowers shall pay interest on the outstanding principal amount semi-annually, whether or not Surplus Cash is available. Principal and accrued interest, if any, shall be due and payable on May 8, 2006.

    Since less than $250,000 was funded under the PGL, $249,900 (the difference between $250,000 and the total amount funded) shall be considered additional equity ("Additional Equity") contributed by the Individual Borrowers. To the extent the Individual Borrowers' share of cash flow provides less than a 10% cumulative annual return on the outstanding balance of Additional Equity
(compounded semi-annually) over the holding period of the investment, the shortfall shall be paid out of the proceeds from the sale or refinancing of the Signature Place Mortgage. All participations earned by the Partnership shall be calculated after deducting interest and principal paid on the PIM, PGL and the Additional Equity.

    No prepayments of the PGL will be permitted prior to the tenth anniversary of Initial Endorsement of the Signature Place Mortgage. Thereafter, the PGL may be prepaid in whole, but not in part, upon 90 days prior written notice to the Partnership subject to a prepayment fee equal to 1% of the principal amount prepaid. On the tenth anniversary date, the Partnership will have the right to call the PGL by six months prior written notice to the Individual Borrowers, in which case no prepayment fee shall be paid.

    The terms of the PGL entitle the Partnership to participations in addition to Basic Interest equal to: (i) 10% of any increase in the value of the partnership interests in the Signature Place Borrower (determined by references to the value of Signature Place) over the base value of the partnership interests (based on the outstanding principal amount of the Signature Place Mortgage and the PGL), such increase to be determined upon the sale of Signature Place or upon the refinancing, prepayment or maturity of the PGL; and (ii) 10% of the Individual Borrowers' interest in Signature Place's net cash flow (subject to certain HUD restrictions and reserve requirements). The aforesaid 10% participations in the PGL are over and above the 50% participations in the Signature Place Mortgage. The obligation of the Individual Borrowers' to pay these participations is evidenced by a Supplemental Interest Agreement, and is non-recourse to such partners, except under limited circumstances, including fraud.

6.  THE GUARANTEE OF PGLS (ALL PROPERTIES)
    The General Partner has agreed to guarantee a return to the Partnership, in the aggregate, of all amounts invested in PGLs. Pursuant to the Guarantee, on the date that dissolution and winding-up of the Partnership shall be completed, the General Partner agreed to pay to the Partnership an amount, if any, by which
(i) the funds invested by the Partnership in PGLs exceeds (ii) all cash payments received by the Partnership with respect to all Mortgages, INCLUDING points, Basic Interest, Additional Interest and repayment of principal, but EXCLUDING Basic Interest and repayment of principal of MBSs and other insured/guaranteed Mortgages. As a result of the sale of the Highlands as referred to in "Mortgages-the Highlands" above, the Partnership received cash in excess of the amount of funds invested by the Partnership in PGLs. Accordingly, the General Partner has no remaining future obligation with respect to any of the PGLs.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
    The following is a summary of the fees earned and reimbursements paid or payable to the General Partner and its Affiliates for the years ended December 31, 1995, 1994 and 1993, pursuant to the Partnership Agreement:

                                                                            1995         1994         1993
                                                                         -----------  -----------  -----------
(1)        Asset Management Fees.......................................  $    92,855  $   158,167  $   157,966
(2)        Reimbursement of general and administrative expenses to the
            General Partner............................................      100,000      100,000      125,000
                                                                         -----------  -----------  -----------
                                                                         $   192,855  $   258,167  $   282,966
                                                                         -----------  -----------  -----------
                                                                         -----------  -----------  -----------

------------------------
(1) For services rendered in managing the business of the Partnership, the Partnership is obligated to pay on a quarterly basis to the General Partner an Asset Management Fee equal to 0.5% per annum of the value of the Total Invested Assets of the Partnership.

(2) The Partnership Agreement allows the Partnership to reimburse the General Partner for certain general and administrative expenses paid in connection with the management of the Partnership.

8.  DEFERRED ACQUISITION FEES
    Deferred acquisition fees as of December 31, 1995 and 1994 consisted of:

                                                                              1995          1994
                                                                           -----------  -------------
Acquisition expenses.....................................................  $   908,701  $   1,945,006
Loan origination fees....................................................      --            (451,600)
Accumulated amortization.................................................      (32,736)       (41,531)
                                                                           -----------  -------------
Net deferred acquisition fees............................................  $   875,965  $   1,451,875
                                                                           -----------  -------------
                                                                           -----------  -------------

9.  SUBSEQUENT EVENTS

    A) DISTRIBUTIONS TO PARTNERS

    On February 15, 1996, the Partnership distributed $547,798 to the Partners, which represented the Partnership's Distributable Cash Flow for the three months ended December 31, 1995. The distribution to other Unitholders, the Corporate Limited Partner and the General Partner was $536,829, $13 and $10,956, respectively.

    B) THE HIGHLANDS

    RECENT DEVELOPMENTS

    On February 27, 1996, the Partnership sold the Highlands GNMA for cash in the amount of $13,105,373.01. The Highlands GNMA was sold through Utendahl Capital Partners, an unaffiliated broker dealer, pursuant to which the Highlands Borrower agreed to pay a portion of any additional taxes determined by the State of Florida to be due in connection with the recording of the original loan documents. The State of Florida claimed that $136,800 in additional recording taxes were due. On March 12, 1996, the Partnership settled the recording tax claim of the State of Florida discussed in Note 5 through a payment made on behalf of the Partnership in the amount of $64,000 ($53,850 of which was funded by the General Partner and $10,150 of which was funded by the Original Highlands Borrower). The Partnership has recently received the signed Closing Agreement settling the claim from the State of Florida and the letters of credit discussed in Note 5 will be returned to the Original Highlands Borrower. The sales price represents principal in the amount of $12,976,812.45, accrued interest in the amount of $71,462.59 and a premium of $57,097.97. The Partnership was not charged any separate fees or commissions in connection with the sale. The General Partner of the Partnership

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  SUBSEQUENT EVENTS (CONTINUED)
decided to sell the Highlands GNMA to take advantage of what it perceived to be a favorable market in which the Highlands GNMA could be sold at a premium. The Partnership intends to distribute such proceeds to its partners on May 15, 1996, the next scheduled distribution date.

    The sale of the Highlands GNMA, together with the 1995 sale of the Highlands
and   the  related  modification  of  the  Highlands  Mortgage,  terminated  the
Partnership's beneficial interest in the Highlands Mortgage and the Highlands.

    C) CLASS ACTION LAWSUIT

    Two class action lawsuits were filed against certain affiliates of the General Partner in the District Court of Harris County, Texas on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001189) alleging misconduct in connection with the original sale of investment units in various partnerships, including violation of various federal and state laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added the General Partner as a defendant and included allegations concerning the Partnership. The plaintiffs purport to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership is not a defendant in the litigation.

    The defendants expressly deny any wrongdoing alleged in the complaint and concede no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interests in such Proprietary Partnerships or the defendants and to offer investors an enhancement to the liquidating distribution they would otherwise receive and (ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

    In connection with the proposed settlement (the "Settlement"), the General Partner will solicit consents of the Unitholders for the dissolution of the Partnership.

    Under the terms of the Settlement Agreement, any settling Unitholders will receive at least a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Unitholder may have against the defendants in connection with the Proprietary Partnership, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships.

                        NYLIFE GOVERNMENT MORTGAGE PLUS
                              LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  SUBSEQUENT EVENTS (CONTINUED)
    Preliminary approval of the Settlement Agreement was given by the Court on March 19, 1996. The Settlement Agreement is further conditioned upon final approval by the Court as well as certain other conditions and is subject to certain rights of termination detailed in the consent solicitation material being mailed to the Unitholders.

    If the necessary consents of Unitholders for dissolution are obtained, the Partnership will be dissolved even if all necessary approvals for the Settlement Agreement are not obtained or the Settlement Agreement is otherwise terminated. In general, upon the dissolution of the Partnership, tax consequences will accrue to the partners. If the necessary consents of the Unitholders for dissolution are not obtained, the Partnership will continue to own the Mortgages and will continue to receive payments thereon.

    The financial statements do not include any adjustments that might result should the Unitholders vote to liquidate the Partnership.

                               INDEX TO EXHIBITS

NUMBER AND DESCRIPTION UNDER REGULATION S-K

    The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

       (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING INDENTURES:
     (4.1)  Amended and Restated Agreement of Limited Partnership dated as of May 15, 1989, incorporated by reference to Exhibit A to the Prospectus included in Amendment No.
            2 of Registrant's Registration Statement of Form S-11 dated May 17, 1989 (File No.
            0-18226).*
     (4.2)  Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Agreement of Limited Partnership, incorporated by reference to
            Exhibit C to the Prospectus included in Amendment No. 2 of the Registrant's
            Registration Statement on Form S-11 dated May 17, 1989 (File No. 0-18226).*
     (4.3)  Copy of First Amendment to and Restatement of Certificate of Limited Partnership
            filed with the Massachusetts Secretary of State on May 12, 1989, incorporated by reference to Exhibit 4.4 to Amendment No. 2 of Registrant's Registration Statement
            on Form S-11 dated May 17, 1989 (File No. 0-18226).*
      (10)  MATERIAL CONTRACTS (each of which relates to acquisition of the Cross Creek,
            Highlands and Signature Place Mortgages):

                                                                                  CROSS CREEK:
    (10.1)  GNMA Securities Sale and Purchase Agreement between NYLIFE Government Mortgage Plus
            Limited Partnership ("Partnership") and Love Funding Corporation ("LFC"),
            incorporated by reference to Exhibit 28.1 to Registrant's Report on Form 8-K dated
            February 21, 1990 (File No. 0- 18226).*
    (10.2)  Regulatory Agreement for Multi-family Housing Projects Coinsured by HUD, incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated
            February 21, 1990 (File No. 0-18226).*
    (10.3)  Mortgage note (as endorsed by HUD), issued by Boiling Springs Apartments, Ltd.
            ("Borrower") to LFC, incorporated by reference to Exhibit 28.3 to Registrant's
            Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*
    (10.4)  Mortgage, Assignment of Rents and Security Agreement by Borrower for the Benefit of
            LFC, incorporated by reference to Exhibit 28.4 to Registrant's Report on Form 8-K dated February 21, 1990 (File No. 0- 18226).*
    (10.5)  Building Loan Agreement between Borrower and LFC, incorporated by reference to
            Exhibit 28.5 to Registrant's Report on Form 8-K dated February 21, 1990 (File No.
            0-18226).*
    (10.6)  Security Agreement between Borrower and LFC, incorporated by reference to Exhibit
            28.6 to Registrant's Report on Form 8-K dated February 21, 1990 (File No.
            0-18226).*
    (10.7)  Assignment of Leases, Rents and Profits by Borrower to LFC, incorporated by reference to Exhibit 28.7 to Registrant's Report on Form 8- K dated February 21,
            1990 (File no. 0-18226).*
    (10.8)  Subordinated Mortgage, Assignment of Leases and Rents and Security Agreement
            between Borrower and Partnership, incorporated by reference to Exhibit 28.8 to
            Registrant's Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*
    (10.9)  Additional Interest Agreement between Borrower and Partnership, incorporated by reference to Exhibit 28.9 to Registrant's Report on Form 8- K dated February 21,
            1990 (File No. 0-18226).*

   (10.10)  Form of Security Agreement between Partnership and each of Borrower's partners
            ("Individual Borrowers") relating to Additional Interest Agreement, incorporated by reference to Exhibit 28.10 to Registrant's Report on Form 8-K dated February 21,
            1990 (File No. 0- 18226).*
   (10.11)  Promissory Note issued by Individual Borrowers to Partnership, incorporated by reference to Exhibit 28.11 to Registrant's Report on Form 8-K dated February 21,
            1990 (File No. 0-18226).*
   (10.12)  Supplemental Interest Agreement between Partnership and Individual Borrowers, incorporated by reference to Exhibit 28.12 to Registrant's Report on Form 8-K dated
            February 21, 1990 (File No. 0-18226).*
   (10.13)  Form of Security Agreement with Individual Borrowers relating to Promissory Note and Supplemental Interest Agreement, incorporated by reference to Exhibit 28.13 to
            Registrant's Report on Form 8-K dated February 21, 1990 (File No. 0-18226).*

                                                                                THE HIGHLANDS:
   (10.14)  GNMA Security Purchase Agreement between NYLIFE Government Mortgage Plus Limited
            Partnership ("Partnership") and Related Mortgage Corporation ("Related"),
            incorporated by reference to Exhibit 28.1 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.15)  Regulatory Agreement for Multi-family Housing Projects Coinsured by HUD, incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.16)  Mortgage note (as endorsed by HUD), issued by H.O. Associates, Ltd. ("Borrower") to
            Related, incorporated by reference to Exhibit 28.3 to Registrant's Report on Form
            8-K dated January 30, 1991 (File No. 0-18226).*
   (10.17)  Mortgage by Borrower for the benefit of Related, incorporated by reference to
            Exhibit 28.4 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.18)  Building Loan Agreement between Borrower and Related, incorporated by reference to
            Exhibit 28.5 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.19)  Security Agreement between Borrower and Related, incorporated by reference to
            Exhibit 28.6 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.20)  Assignment of Rents and Leases by Borrower to Related, incorporated by reference to
            Exhibit 28.7 to Registrant's Report on Form 8-K dated January 30, 1991 (File No.
            0-18226).*
   (10.21)  Subordinated Mortgage between Borrower and Partnership, incorporated by reference to Exhibit 28.8 to Registrant's Report on Form 8- K dated January 30, 1991 (File No
            0-18226).*
   (10.22)  Additional Interest Agreement between Borrower and Partnership, incorporated by reference to Exhibit 28.9 to Registrant's Report on Form 8- K dated January 30,
            1991 (File No. 0-18226).*
   (10.23)  Form of Pledge of Partnership Interests and Security Agreements between Partnership and each of Borrower's partners ("Individual Borrowers") relating to Additional
            Interest Agreement, incorporated by reference to Exhibit 28.10 to Registrant's
            Report on Form 8-K dated January 30, 1991 (File No. 0-18226).*
   (10.24)  Promissory Note issued by Individual Borrowers to Partnership, incorporated by reference to Exhibit 28.11 to Registrant's Report on Form 8-K dated January 30,
            1991 (File No. 0-18226).*

   (10.25)  Supplemental Interest Agreement between Partnership and Individual Borrowers, incorporated by reference to Exhibit 28.12 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.26)  Form of Pledge of Partnership Interests and Security Agreement with Individual
            Borrowers relating to Promissory Note and Supplemental Interest Agreement,
            incorporated by reference to Exhibit 28.13 to Registrant's Report on Form 8-K dated
            January 30, 1991 (File No. 0-18226).*
   (10.39)  Modification of Mortgage Note of H.O. Associates, Ltd. payable to Related Mortgage
            Corporation dated as of January 31, 1995, as endorsed by HUD.**
   (10.40)  Modification of Mortgage dated as of January 31, 1995 between H.O. Associates, Ltd.
            and Related Mortgage Corporation.**
   (10.41)  Modification of Collateral Assignment of Rents and Leases dated January 31, 1995 between H.O. Associates, Ltd. and Related Mortgage Corporation.**
   (10.42)  Amendment to Regulatory Agreement for Multifamily Housing Projects Coinsured by HUD
            dated January 31, 1995 by and between H.O. Associates, Ltd. and Related Mortgage
            Corporation (original recorded instrument forwarded to Chemical Bank as Ginnie Mae
            Custodian by certified mail).**
   (10.43)  Modification of Security Agreement dated as of January 31, 1995 between H.O.
            Associates, Ltd. and Related Mortgage Corporation.**
   (10.44)  Amended and Restated Agreement dated January 31, 1995 by and between Richland
            Properties, Inc. and NYLIFE Government Mortgage Plus Limited Partnership.**
   (10.45)  Amended and Restated Subordinated Mortgage and Security Agreement dated January 31,
            1995 by Richland Properties, Inc. to NYLIFE Government Mortgage Plus Limited
            Partnership.**
   (10.46)  Release Agreement dated January 31, 1995 by and among NYLIFE Government Mortgage
            Plus Limited Partnership, Related Mortgage Corporation, H.O. Associates, Ltd.,
            Robert M. Schiffman and Edwin B. Branch.**
   (10.47)  Agreement Regarding Termination of Contract of Coinsurance dated January 31, 1995 by Richland Properties, Inc. and Related Mortgage Corporation.**
   (10.48)  Amended and Restated Coinsuring Lender/Holder Agreement dated January 31, 1995 by and between NYLIFE Government Mortgage Plus Limited Partnership and Related
            Mortgage Corporation.**
   (10.49)  Special Closing Agreement dated January 31, 1995 by and among NYLIFE Government
            Mortgage Plus Limited Partnership, H.O. Associates, Ltd., Robert M. Schiffman,
            Edwin B. Branch, Markborough Development Company and Foley & Lardner.**

                                                                              SIGNATURE PLACE:
   (10.27)  GNMA Purchase Agreement between NYLIFE Government Mortgage Plus Limited Partnership
            ("Partnership") and Love Funding Corporation ("LFC"), incorporated by reference to
            Exhibit 28.1 to Registrant's Report on Form 8-K dated June 14, 1991 (File No.
            0-18226).*
   (10.28)  Regulatory Agreement for Multi-family Housing Projects Coinsured by HUD, incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated
            June 14, 1991 (File No. 0-18226).*
   (10.29)  Deed of Trust Note (as endorsed by HUD), issued by H.G. Partners Limited
            Partnership. ("Borrower") to LFC, incorporated by reference to Exhibit 28.3 to
            Registrant's Report on Form 8-K dated June 14, 1991 (file No. 0-18226).*
   (10.30)  Deed of Trust, Assignment of Rents and Security Agreement by Borrower for the
            benefit of LFC, incorporated by reference to Exhibit 28.4 to Registrant's Report on
            Form 8-K dated June 14, 1991 (File No. 0-18226).*

   (10.31)  Building Loan Agreement between Borrower and LFC, incorporated by reference to
            Exhibit 28.5 to Registrant's Report on Form 8-K dated June 14, 1991 (File No.
            0-18226).*
   (10.32)  Security Agreement between Borrower and LFC, incorporated by reference to Exhibit
            28.6 to Registrant's Report on Form 8-K dated June 14, 1991 (File No. 0-18226).*
   (10.33)  Additional Interest Deed of Trust, Security Agreement and Assignment of Leases,
            Rents and Profits between Borrower and Partnership, incorporated by reference to
            Exhibit 28.7 to Registrant's Report on Form 8- K dated June 14, 1991 (File no.
            0-18226).*
   (10.34)  Additional Interest Agreement between Borrower and Partnership, incorporated by reference to Exhibit 28.8 to Registrant's Report on Form 8- K dated June 14, 1991
            (File No. 0-18226).*
   (10.35)  Form of Pledge of Partnership Interests and Security Agreement between Partnership and each of Borrower's partners ("Individual Borrowers") relating to Additional
            Interest Agreement, incorporated by reference to Exhibit 28.9 to Registrant's
            Report on Form 8-K dated June 14, 1991 (File No. 0-18226).*
   (10.36)  Promissory Note issued by Individual Borrowers to Partnership, incorporated by reference to Exhibit 28.10 to Registrant's Report on Form 8-K dated June 14, 1991
            (File No. 0-18226).*
   (10.37)  Supplemental Interest Agreement between Partnership and Individual Borrowers, incorporated by reference to Exhibit 28.11 to Registrant's Report on Form 8-K dated
            June 14, 1991 (File No. 0-18226).*
   (10.38)  Form of Pledge of Partnership Interests and Security Agreement with Individual
            Borrowers relating to Promissory Note and Supplemental Interest Agreement,
            incorporated by reference to Exhibit 28.12 to Registrant's Report on Form 8-K dated
            June 14, 1991 (File No. 0-18226).*
    (27.1)  Financial Data Schedule.**

------------------------
 *Previously filed.
**Filed herewith.