Form 10-Q
period 1996-03-31
NYLIFE GOVERNMENT MORTGAGE PLUS LTD PARTNERSHIP
filed 1996-05-15
CIK 844414

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number 0-18226
                       -------

             NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                         13-3487910
         (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization)           Identification No.)

   51 MADISON AVENUE, NEW YORK, NEW YORK                  10010
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 576-7300
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X      No
            ---       ---

         Yes X      No
            ---       ---

                       NYLIFE GOVERNMENT MORTGAGE PLUS
                             LIMITED PARTNERSHIP
                                MARCH 31, 1996




                                     INDEX



                                                                     PAGE NO.
                                                                     --------
Part I -      Financial Information (Unaudited)

              Balance Sheets as of March 31, 1996
              and December 31, 1995                                      3

              Statement of Operations for the Three
              Months Ended March 31, 1996 and 1995                       4

              Statement of Partners' Capital for the
              Three Months Ended March 31, 1996 and
              for the Year Ended December 31, 1995                       5

              Statement of Cash Flows for the Three Months
              Ended March 31, 1996 and 1995                              6

              Notes to Financial Statements                              7

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations             11

Part II -     Other Information                                         13

              Signatures                                                14

             NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                               BALANCE SHEETS
                 AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                                          1996          DECEMBER 31
ASSETS                                                (UNAUDITED)          1995
- ------                                                -----------      -----------
Cash and cash equivalents                             $13,937,222      $   867,686

Interest receivable                                       138,249          208,392

Investments in Participating Insured Mortgages         16,764,965       29,765,800

Deferred acquisition fees and expenses - net              873,295          875,965

Investments in Participating Guaranteed Loans             400,100          400,100
                                                      -----------      -----------

          Total assets                                $32,113,831      $32,117,943
                                                      -----------      -----------
                                                      -----------      -----------

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Due to affiliates                                     $    25,000      $    21,729

Accrued liabilities                                        60,965           79,423
                                                      -----------      -----------

          Total liabilities                                85,965          101,152
                                                      -----------      -----------

Commitments and Contingencies

Partners' capital:

  Capital contributions
    net of public offering expenses                    36,028,557       36,028,557

  Accumulated earnings                                 17,931,236       17,372,364

  Cumulative distributions                            (21,931,927)     (21,384,130)
                                                      -----------      -----------

Total partners' capital                                32,027,866       32,016,791
                                                      -----------      -----------

Total liabilities and partners' capital               $32,113,831      $32,117,943
                                                      -----------      -----------
                                                      -----------      -----------

  The accompanying notes are an integral part of these financial statements.

             NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                          STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS ENDED
                          MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


INCOME                                                    1996              1995
- ------                                                ------------     ------------
Interest - cash and cash equivalents                  $     65,709     $     23,952
Interest - Mortgages
  (net of write-off and amortization of deferred
  acquisition costs)                                       503,651        1,084,653
Other income                                                57,098          324,000
                                                      ------------     ------------

   Total income                                            626,458        1,432,605
                                                      ------------     ------------

Expenses
- --------
General and administrative                                  45,856           44,330
Asset management fees                                       21,729           27,667
                                                      ------------     ------------

   Total expenses                                           67,585           71,997
                                                      ------------     ------------

      Net income                                      $    558,873     $  1,360,608
                                                      ------------     ------------
                                                      ------------     ------------


Net income allocated
- --------------------
General Partner                                       $     10,619     $     11,806
Corporate Limited Partner                                       13               33
Unitholders                                                548,241        1,348,769
                                                      ------------     ------------
                                                      $    558,873       $1,360,608
                                                      ------------     ------------
                                                      ------------     ------------

Net income per Unit                                   $        .07     $        .17
                                                      ------------     ------------
                                                      ------------     ------------

Number of Units                                        8,168,457.7      8,168,457.7
                                                      ------------     ------------
                                                      ------------     ------------

  The accompanying notes are an integral part of these financial statements.

              NYLIFE Government Mortgage Plus Limited Partnership
                        Statement of Partners' Capital
             for the Three Months Ended March 31, 1996 (Unaudited)
                   and for the Year Ended December 31, 1995

                                              CORPORATE                  TOTAL
                                               LIMITED    GENERAL      PARTNERS'
                               UNITHOLDERS     PARTNER    PARTNER       CAPITAL
                               -----------    ---------   --------    -----------
Balance at January 1, 1995     $33,921,431      $ 915     $(39,821)   $33,882,525

Net income                       2,909,307         71       43,654      2,953,032

Distributions                   (4,771,535)      (117)     (47,114)    (4,818,766)
                               -----------      -----     --------    -----------
Balance at December 31, 1995    32,059,203        869      (43,281)    32,016,791

Net income                         548,241         13       10,619        558,873

Distributions                     (536,829)       (13)     (10,956)      (547,798)
                               -----------      -----     --------    -----------
Balance at March 31, 1996      $32,070,615      $ 869     $(43,618)   $32,027,866
                               -----------      -----     --------    -----------
                               -----------      -----     --------    -----------













The accompanying notes are an integral part of these financial statements.

         NYLIFE Government Mortgage Plus Limited Partnership
                           Statement of Cash Flows
                         for the Three Months Ended
                           March 31, 1996 and 1995
                                 (Unaudited)

                                                         1996             1995
                                                      -----------      ----------
Cash flows from operating activities:
Net income                                            $   558,873      $1,360,608
                                                      -----------      ----------
Adjustments to reconcile net income to net cash
 flows provided by operating activities:
  Amortization of acquisition costs                         2,670         567,642

  Changes in assets and liabilities:
    Decrease in interest receivable                        70,143          59,250
    Increase (decrease) in due to affiliates                3,271         (47,333)
    Decrease in accrued liabilities                       (18,458)         (6,875)
                                                      -----------      ----------
      Total adjustments                                    57,626         572,684
                                                      -----------      ----------

      Net cash provided by operating activities           616,499       1,933,292
                                                      -----------      ----------

Cash flows from investing activities:

       Repayment of Participating Insured Mortgages        24,023          29,244
       Repayment of GNMA Certificate                   12,976,812               0
       Repayment of Participating Guaranteed Loans              0       1,095,800
                                                      -----------      ----------
         Net cash provided by investing activities     13,000,835       1,125,044
                                                      -----------      ----------

Cash flows from financing activities:

       Distributions to partners                         (547,798)       (602,634)
                                                      -----------      ----------
         Net cash used in financing activities           (547,798)       (602,634)
                                                      -----------      ----------
                                                      -----------      ----------

Net increase in cash and cash equivalents              13,069,536       2,455,702

Cash and cash equivalents at beginning of period          867,686         950,967
                                                      -----------      ----------

Cash and cash equivalents at end of period            $13,937,222      $3,406,669
                                                      -----------      ----------
                                                      -----------      ----------

The accompanying notes are an integral part of these financial statements.

              NYLIFE GOVERNMENT MORTGAGE PLUS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1 - GENERAL

The accompanying financial statements and related notes should be read in conjunction with the Partnership's 1995 Annual Report on Form 10-K. The Partnership terminates on December 31, 2028, unless terminated earlier by the occurrence of certain events as set forth in the Partnership Agreement.

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

NOTE 2 - INVESTMENTS IN MORTGAGES

The Partnership's net proceeds of $33,580,000 were committed for investment in Participating Insured Mortgages ("PIMs") and Participating Guaranteed Loans ("PGLs"). Of this total amount committed, $1,946,594 had been included in the Partnership's working capital reserve and subsequently distributed to its Partners on November 15, 1994.

PARTICIPATING INSURED MORTGAGES
Investment in PIMs on the balance sheets as of March 31, 1996 and December 31, 1995 is comprised of the following:

MARCH 31, 1996:
                                         CROSS CREEK                     SIGNATURE PLACE      TOTAL
                                         -----------                     ---------------      -----

Investment in PIM                         $7,226,406                       $ 9,756,900     $16,983,306
Principal repayments                          (7,644)                           (9,981)        (17,625)
Acquisition fees and expenses net of
  accumulated amortization                   292,057                           581,238         873,295
                                          ----------                       -----------     -----------
                                          $7,510,819                       $10,328,157     $17,838,976
                                          ----------                       -----------     -----------
                                          ----------                       -----------     -----------

DECEMBER 31, 1995:

                                         CROSS CREEK     THE HIGHLANDS   SIGNATURE PLACE      TOTAL
                                         -----------     -------------   ---------------      -----

Investment in PIM                         $7,226,406      $13,037,676      $ 9,756,900     $30,020,982
Principal repayments                        (100,837)        (170,991)         (99,879)       (371,707)
Acquisition fees and expenses net of
  accumulated amortization                   293,276                0          582,689         875,965
                                          ----------      -----------      -----------     -----------
                                          $7,418,845      $12,866,685      $10,239,710     $30,525,240
                                          ----------      -----------      -----------     -----------
                                          ----------      -----------      -----------     -----------

PARTICIPATING GUARANTEED LOANS
Investment in PGLs on the balance sheets as of March 31, 1996 and December 31, 1995 is comprised of the following:

MARCH 31, 1996:
                                 CROSS CREEK     SIGNATURE PLACE      TOTAL
                                 -----------     ---------------      -----
Investment in PGL                  $400,000            $100          $400,100
                                   --------            ----          --------
                                   --------            ----          --------

DECEMBER 31, 1995:

                                 CROSS CREEK     SIGNATURE PLACE     TOTAL
                                 -----------     ---------------     -----

Investment in PGL                  $400,000            $100          $400,100
                                   --------            ----          --------
                                   --------            ----          --------

As the Earn-out periods for each of the Properties expired during 1994, the Partnership has no further commitments to fund amounts under the PGLs.

RECENT DEVELOPMENTS
On February 27, 1996, the Partnership sold the Highlands GNMA for cash in the amount of $13,105,373.01. The Highlands GNMA was sold through Utendahl Capital Partners, an unaffiliated broker dealer, pursuant to which the Highlands Borrower agreed to pay a portion of any additional taxes determined by the State of Florida to be due in connection with the recording of the original loan documents. The State of Florida claimed that $136,800 in additional recording taxes were due. On March 12, 1996, the Partnership settled the recording tax claim of the State of Florida through a payment made on behalf of the Partnership in the amount of $64,000 ($53,850 of which was funded by the General Partner and $10,150 of which was funded by the Original Highlands Borrower). The Partnership has recently received the signed Closing Agreement settling the claim from the State of Florida and the letters of credit will be returned to the Original Highland Borrower. The sales price represents principal in the amount of $12,976,812.45, accrued interest in the amount of $71,462.59 and a premium of $57,097.97. The Partnership was not charged any separate fees or commissions in connection with the sale. The General Partner of the Partnership decided to sell the Highlands GNMA to take advantage of what it perceived to be a favorable market in which the Highlands GNMA could be sold at a premium. The Partnership intends to distribute such proceeds to its partners on May 15, 1996, the next scheduled distribution date.

The sale of the Highlands GNMA, together with the 1995 sale of the Highlands and the related modification of the Highlands Mortgage, terminated the Partnership's beneficial interest in the Highlands Mortgage and the Highlands.

CLASS ACTION LAWSUIT
Two class action lawsuits were filed against certain affiliates of the General Partner in the District Court of Harris County, Texas on January 11, 1996, styled Grimshawe v. New York Life Insurance Co., et al (No. 96-001188) and Shea v. New York Life Insurance Co., et al (No. 96-001189) alleging misconduct in connection with the original sale of investment units in various partnerships, including violation of various laws and regulations and claims of continuing fraudulent conduct. The plaintiffs have asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs may be entitled. These suits were amended and refiled in a consolidated action in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. In the federal action, the plaintiffs added the General Partner as a defendant and included allegations concerning the Partnership. The plaintiffs purport to represent a class of all persons (the "Class") who purchased or otherwise assumed rights and title to interests in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (the "Proprietary Partnerships"). The Partnership is not a defendant in the litigation.

The defendants expressly deny any wrongdoing alleged in the complaint and concede no liability or wrongdoing in connection with the sale of the Units or the structure of the Proprietary Partnerships. Nevertheless, to reduce the burden of protracted litigation, the defendants have entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because in their opinion such Settlement would (i) provide substantial benefits to the Class in a manner consistent with New York Life's position that it had previously determined to wind up most of the Proprietary Partnerships through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the owners of interest in such Proprietary Partnerships or the defendants and to offer investors an enhancement to the liquidating distribution they would otherwise receive and
(ii) provide an opportunity to wind up such partnerships on a schedule favorable to the Class and resolve the issues raised by the lawsuit.

In connection with the proposed settlement (the "Settlement"), the General Partner will solicit consents of the Unitholders for the dissolution of the Partnership.

Under the terms of the Settlement Agreement, any settling Unitholder will receive at least a complete return of their original investment, less distributions received prior to the final settlement date, in exchange for a release of any and all claims a Unitholder may have against the defendants in connection with the Proprietary Partnerships, including the Partnership, and all activities related to the dissolution and liquidation of such partnerships.

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

NOTE 3 - TRANSACTIONS WITH THE GENERAL PARTNER

The following is a summary of the fees earned and reimbursable expenses incurred by the General Partner for the three months ended March 31, 1996 and 1995:



                                                      TOTAL EARNED FOR THE    TOTAL EARNED FOR THE
                                       UNPAID AT       THREE MONTHS ENDED      THREE MONTHS ENDED
                                     MARCH 31, 1996       MARCH 31, 1996         MARCH 31, 1995
                                     --------------       --------------         --------------
Asset management fees                    $21,729              $21,729                 $27,667
Reimbursement of general and
  administrative expenses to the
  General Partner
                                          25,000               25,000                  25,000
                                         -------              -------                 -------
                                         $46,729              $46,729                 $52,667
                                         -------              -------                 -------
                                         -------              -------                 -------

NOTE 4 - SUBSEQUENT EVENTS

Surplus Cash - Signature Place

A review of the borrower's audited financial statements for the year ended December 31, 1995 indicated that the sum of $79,840.20 is due the Partnership representing surplus cash. The Partnership filed an application for a distribution of surplus cash with the co-insurer for approval. On May 7, 1996 the Partnership received the co-insurer's approval and therefore expects to receive payment during the second quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The Partnership's cash and cash equivalents balance at March 31, 1996 consists of $426,269 of working capital reserves, $13,105,373 of proceeds from the sale of the Highlands GNMA and cash generated from operations net of accrued interest. The Partnership's working capital reserves are invested in short-term obligations of the United States government and other cash equivalents. As a result of the sale of the Highlands GNMA and the distribution of the proceeds from the sale to Unitholders on May 15, 1996, the Partnership's net cash provided by operating activities is expected to decline significantly. The Partnership will, however, still generate sufficient cash from operating activities to pay its operating expenses as well as continue to make quarterly distributions to the Unitholders.

The Partnership currently derives its income primarily from its investments in mortgage backed securities ("MBSs"), which are long-term, fixed interest rate Government National Mortgage Association ("GNMA") securities, guaranteed as to the timely payment of principal and interest by GNMA and backed by the full faith and credit of the United States Government. The Partnership's only operating expenses are general and administrative expenses which include audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, and reimbursement to the General Partner for reimbursable expenses incurred in accordance with the Partnership Agreement. In addition, the Partnership pays an asset management fee to the General Partner of .5% annually of the average aggregate amount invested in the Cross Creek and Signature Place Mortgages. In connection with the 1995 sale of the Highlands, the Highlands PIM (the "Highlands Mortgage") was modified and the Partnership is no longer entitled to any participation in net cash flow or net appreciation of the Highlands. Accordingly, effective January 31, 1995, the General Partner decided to forego an asset management fee with respect to the Highlands Mortgage. After payment of general and administrative expenses, the Partnership, distributes all of its income plus principal repayments on the MBSs to the partners on a quarterly basis.

The Cross Creek and Signature Place PIMs and PGLs entitle the Partnership to participate in the net cash flow of the properties above certain levels and in any net appreciation in value upon refinancing. To date the Partnership has not received any such participations from these properties.

Net cash provided by operating activities for the three months ended March 31, 1996 was $616,499 compared to $1,933,292 for the comparable 1995 period. This decrease is primarily a result of the sale of the Highlands property in January 1995 as discussed in the Partnerships Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The decrease in the Partnership's net income for the three months ended
March 31, 1996 as compared to the corresponding period in 1995 is primarily a result of the sale of the Highlands property in January 1995 as discussed in the Partnership's Annual Report on Form 10-K.

The increase in interest income in cash and cash equivalents is due to the shift of funds from Investments in PIMs to short-term investments as a result of the sale of the Highland GNMA in the first quarter. In addition, as a result of the sale of the Highlands GNMA the Partnership recognized a gain of $57,098.

As previously discussed, the distribution of the proceeds from the sale of the Highlands GNMA to Unitholders on May 15, 1996 will result in approximately a 33% decrease in net income in the second quarter and remain at that level until such time, if any, that the Partnership receives participations on the Cross Creek and Signature Place Mortgages.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    Incorporated by reference to Item 3 of Form 10-K
    For the fiscal year ended December 31, 1995

Item 2.  Changes in Securities

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    Incorporated by reference to Form 8-K dated March 29, 1996

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

      None

    (b) Reports on Form 8-K

      The Partnership filed a report on Form 8-K dated March 29,1996, which is incorporated herein by reference. The contents of the report are as follows:

      Solicitation of Consents to Dissolve, Terminate and wind up the Partnership

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1996.

                                    NYLIFE Government Mortgage Plus
                                    Limited Partnership


                                    By:  NYLIFE Realty Inc.
                                         General Partner


                                    By:    /s/     Kevin M. Micucci
                                       -------------------------------------
                                        Kevin M. Micucci
                                        President and Controller
                                        (Principal Executive, Financial
                                        and Accounting Officer)