Form 10-Q/A
period 1996-03-31
NYLIFE GOVERNMENT MORTGAGE PLUS LTD PARTNERSHIP
filed 1996-06-25
CIK 844414

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q/A


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

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 25, 1996.

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