Form 10-Q
period 1996-06-30
NYLIFE GOVERNMENT MORTGAGE PLUS LTD PARTNERSHIP
filed 1996-08-14
CIK 844414

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 1996

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________________

    Commission file number 0-18226
                            -------

                 NYLIFE Government Mortgage Plus Limited Partnership
                ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Massachusetts                                13-3487910
         -------------                                ----------
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)

    51 MADISON AVENUE, NEW YORK, NEW YORK             10010
     -------------------------------------            -----
    (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code (212) 576-6456
                                                        ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X          No  __
             ---

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                                    June 30, 1996




                                        INDEX



                                                                  PAGE NO.
Part I - Financial Information (Unaudited)

Item 1.  Financial Statements

         Statement of Net Assets in Liquidation
         as of June 30, 1996                                             3

         Balance Sheet as of December 31, 1995                           4

         Statement of Operations for the Three and
         Six Months Ended June 30, 1996 and 1995                         5

         Statement of Partners' Capital and Net Assets in
         Liquidation for the Six Months
         Ended June 30, 1996 and for the Year Ended
         December 31, 1995                                               6

         Statement of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995                                          7

         Notes to Financial Statements                                   8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12

Part II - Other Information                                             14

Item 2.  Changes in Securities                                          14

Item 4.  Submission of Matters to a Vote of Securities Holders          14

Item 6.  Exhibits and Reports on Form 8-K                               14

         Signatures                                                     15

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                       Statement of  Net Assets in Liquidation
                                 as of June 30, 1996

                                                            1996
ASSETS                                                   (Unaudited)
                                                        ---------------

Cash and cash equivalents                              $      863,993

Interest receivable                                           125,628

Investments in Participating Insured Mortgages             16,746,969

Investments in Participating Guaranteed Loans                 400,100
                                                        ---------------

       Total assets                                        18,136,690

LIABILITIES

Accrued liabilities                                           110,321
                                                        ---------------

       Total liabilities                                      110,321
                                                        ---------------

NET ASSETS                                            $    18,026,369
                                                        ---------------
                                                        ---------------

       The accompanying notes are an integral part of this financial statement.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                                    Balance Sheet
                               as of  December 31, 1995


ASSETS                                                         1995
                                                        ---------------


Cash and cash equivalents                              $      867,686

Interest receivable                                           208,392

Investments in Participating Insured Mortgages             29,765,800

Investments in Participating Guaranteed Loans                 400,100

Deferred acquisition fees and expenses - net                  875,965
                                                        ---------------

       Total assets                                    $   32,117,943
                                                        ---------------
                                                        ---------------

LIABILITIES AND PARTNERS' CAPITAL

Due to affiliates                                      $       21,729

Accrued liabilities                                            79,423
                                                        ---------------

       Total liabilities                                      101,152
                                                        ---------------
Partners' capital:

  Capital contributions
    net of public offering expenses                        36,028,557

  Accumulated earnings                                     17,372,364

  Cumulative distributions                                (21,384,130)
                                                        ---------------

Total partners' capital                                    32,016,791
                                                        ---------------

Total liabilities and partners' capital                $   32,117,943
                                                        ---------------
                                                        ---------------

       The accompanying notes are an integral part of this financial statement.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                               Statement of Operations




                                                     For the Three Months Ended              For the Six Months Ended
                                                              June 30,                              June 30,
                                               --------------------------------------------------------------------------
                                                    1996                1995                1996                1995
                                               --------------      --------------      --------------      --------------
INCOME

Interest - cash and cash equivalents          $      80,291       $      22,335       $     146,000       $      46,287
Interest - Mortgages  (net of  amortization
   of deferred acquisition costs)                   429,140             599,098             932,791           1,683,750
Other income                                           -                   -                 57,098             324,000
                                               --------------      --------------      --------------      --------------

   Total income                                     509,430             621,433           1,135,888           2,054,037
                                               --------------      --------------      --------------      --------------

EXPENSES

General and administrative                           58,904              47,046             104,760              91,376
Asset management fees                                21,729              21,729              43,458              49,396
                                               --------------      --------------      --------------      --------------

   Total expenses                                    80,633              68,775             148,218             140,772
                                               --------------      --------------      --------------      --------------

      Net income                              $     428,797      $      552,658       $     987,670       $   1,913,265
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------
NET INCOME ALLOCATED

General Partner                               $       8,576       $      11,053       $      19,753       $      22,859
Corporate Limited Partner                                10                  13                  25                  46
Unitholders                                         420,211             541,591             967,892           1,890,360
                                               --------------      --------------      --------------      --------------
                                              $     428,797       $     552,657       $     987,670       $   1,913,265
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------


Net income per Unit                           $         .05       $         .07       $         .12       $         .23
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------


Number of Units                                 8,168,457.7         8,168,457.7         8,168,457.7         8,168,457.7
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------


      The accompanying notes are an integral part of these financial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
            Statement of Partners' Capital and Net Assets in Liquidation
                  for the Six Months Ended June 30, 1996 (Unaudited)
                       and for the Year Ended December 31, 1995

                                                            Corporate                               Total
                                                              Limited           General           Partners'
                                      Unitholders             Partner           Partner            Capital
                                    ---------------     ---------------     ---------------     ---------------

Balance at January 1, 1995         $   33,921,431      $          915      $      (39,821)     $   33,882,525

Net income                              2,909,307                  71              43,654           2,953,032

Distributions                          (4,771,535)               (117)            (47,114)         (4,818,766)
                                    ---------------     ---------------     ---------------     ---------------
Balance at December 31, 1995           32,059,203                 869             (43,281)         32,016,791

Net income                                967,892                  25              19,753             987,670

Distributions                         (14,085,024)               (345)            (22,133)        (14,107,502)
                                    ---------------     ---------------     ---------------     ---------------
Balance at June 30, 1996
 before Liquidation adjustment     $   18,942,070      $          549      $      (45,661)     $      896,959
                                    ---------------     ---------------     ---------------
                                    ---------------     ---------------     ---------------

Liquidation adjustment                                                                               (870,590)
                                                                                                ---------------

Net Assets in
Liquidation at June 30, 1996                                                                    $  18,026,369
                                                                                                ---------------
                                                                                                ---------------


      The accompanying notes are an integral part of these financial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                               Statement of Cash Flows
                   for the Six Months Ended June 30, 1996 and 1995
                                     (Unaudited)


                                                                           1996                1995
                                                                 ----------------    ----------------
Cash flows from operating activities:

Net income                                                      $       987,670     $     1,913,265
                                                                 ----------------    ----------------

Adjustments to reconcile net income to net cash
  flows from operating activities:
    Amortization  of acquisition fees and expenses                        5,374             570,203

    Changes in assets and liabilities:
      Decrease  in interest receivable                                   82,764              71,956
     (Decrease) in due to affiliates                                    (21,729)            (50,000)
      Increase (decrease) in accrued liabilities                         30,898             (19,074)
                                                                 ----------------    ----------------
      Total adjustments                                                  97,309             573,085
                                                                 ----------------    ----------------
      Net cash provided by operating activities                       1,084,978           2,486,350
                                                                 ----------------    ----------------

Cash flows from investing activities:

     Repayment of Participating Insured Mortgages                    13,018,831              60,671
     Repayment of Participating Guaranteed Loans                           -              1,095,800
                                                                 ----------------    ----------------
      Net cash provided by investing activities                      13,018,831          1,156,471
                                                                 ----------------    ----------------

Cash flows from financing activities:

     Distributions to partners                                      (14,107,502)         (3,667,863)
                                                                 ----------------    ----------------
       Net cash used in financing activities                        (14,107,502)         (3,667,863)
                                                                 ----------------    ----------------

Net decrease in cash and cash equivalents                                (3,693)            (25,042)
                                                                 ----------------    ----------------

Cash and cash equivalents at beginning of period                        867,686             950,967
                                                                 ----------------    ----------------

Cash and cash equivalents at end of period                      $       863,993     $       925,925
                                                                 ----------------    ----------------
                                                                 ----------------    ----------------



      The accompanying notes are an integral part of these financial statements.

                           NYLIFE GOVERNMENT MORTGAGE PLUS
                                 LIMITED PARTNERSHIP
                             (IN PROCESS OF LIQUIDATION)
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

As discussed in further detail in Note 2, on July 1, 1996, the Unitholders of the Partnership approved the dissolution of the Partnership. As a result, the Partnership has changed its basis of accounting for the period subsequent to June 30, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnerships' assets at June 30, 1996 are reported at estimated net realizable value, and the Partnerships' liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was a downward liquidation adjustment of $870,590, to write-off of unamortized deferred acquisition costs which was reported on the statement of Partners' Capital and Net
Assets in Liquidation for the period ended June 30, 1996.

Investment in Participating Insured Mortgages and Participating Guaranteed Loans at June 30, 1996 are recorded at net book value which the general partner believes approximates net realizable value. For all other assets and liabilities presented on the liquidation basis of accounting, the general partner believes that historical cost approximates fair value due to the short-term nature of such assets and liabilities. The balance sheet at December 31, 1995, and the accompanying statements of operations, partners' capital and cash flows were prepared using the historical cost basis of accounting.

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


NOTE 2 - LIQUIDATION

Two class action lawsuits were filed against the general partner and certain of its affiliates in the District Court of Harris County, Texas (the "Texas State Court") on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE
INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE
CO., ET AL. (No. 96-01189) alleging misconduct in connection with the original sale of Units in the Partnership, including violation of various laws and regulations and claims of continuing fraudulent conduct. The plaintiffs asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys' fees), punitive damages, disgorgement of any earnings compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs might have been entitled. These suits were amended and refiled in a consolidated action (the "Lawsuit") in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. The plaintiffs purported to represent claims of all persons (the "Class") who purchased or otherwise assumed rights and title to investments in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (collectively, the "Proprietary Partnerships"). On May 3, 1996, the Texas State Court entered an order dismissing the Texas proceeding without prejudice, and provided that the dismissal would be with prejudice upon final disposition of the Lawsuit. The Partnership was not a defendant in the Lawsuit.

The defendants expressly denied any wrongdoing alleged in the Lawsuit and conceded no liability or wrongdoing in connection with the sale of the Units or the structure of the program. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because, in their opinion, such settlement would (i) provide substantial benefits to the Unitholders in a manner consistent with New York Life's position that it had previously determined to wind up the Partnership through orderly liquidation as the continuation of the business no longer serves the intended objectives of either the Unitholders or the defendants and to offer the Unitholders an enhancement to the liquidating distribution they would otherwise receive and
(ii) provide an opportunity to wind up the Partnership on a schedule favorable to the Unitholders and resolve the issues raised by the Lawsuit.

In coordination with the proposed settlement, the General Partner solicited the approval of the Unitholders for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the Unitholders of the Partnership approved the dissolution and termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership.

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Under the terms of the Settlement Agreement, each settling Unitholder will receive a complete return of his original investment, less distributions received prior to the final settlement date; if a settling Unitholder has already received such referenced net return prior to or as a result of the payment of the liquidation advance provided for under the Settlement, such settling Unitholder will also receive the greater of (a) $10 per Unit or (b) $200 in addition to the liquidation advance. NYLIFE Inc., the sole stockholder of the General Partner, will deposit funds into a trust account for the benefit of the General Partner to ensure the payments to settling Unitholders under the Settlement Agreement. The General Partner will act as paying agent for NYLIFE Inc. with respect to the payments. In exchange for the settlement benefits, the settling Unitholders will release any and all claims that the settling Unitholders may have against the defendants in connection with any and all causes of action related to the Proprietary Partnerships and all activities related to the dissolution and liquidation of such partnerships.

NOTE 3- INVESTMENTS IN MORTGAGES

The Partnership's net proceeds of $33,580,000 were committed for investment in Participating Insured Mortgages ("PIMs") and Participating Guaranteed Loans ("PGLs"). Of this total amount committed, $1,946,594 had been included in the Partnership's working capital reserve and subsequently distributed to the Unitholders on November 15, 1994.

PARTICIPATING INSURED MORTGAGES
Investment in PIMs on the balance sheets as of June 30, 1996 and December 31, 1995 is comprised of the following:



JUNE 30, 1996:
                                      Cross Creek     Signature Place            Total
                                       -----------     ---------------            -----
Investment in PIM                      $7,226,406          $9,756,900         $16,112,716
Principal repayments                     (116,800)         ( 120,049 )           (236,337)
                                        -----------        ------------        ------------
                                       $7,110,118          $9,636,851         $16,746,969
                                        -----------        ------------        ------------
                                        -----------        ------------        ------------



DECEMBER 31, 1995:
                                      Cross Creek       The Highlands     Signature Place            Total
                                       -----------       -------------     ---------------            -----
Investment in PIM                      $7,226,406         $13,037,676          $9,756,900         $30,020,982
Principal repayments                     (100,837)            (54,466)            (99,879)           (255,182)

Acquisition fees and expenses net of
   accumulated amortization               293,276               -0-               582,689             875,965
                                        -----------        ------------        ------------        ------------
                                       $7,418,845         $12,983,209         $10,239,710         $30,641,765
                                        -----------        ------------        ------------        ------------
                                        -----------        ------------        ------------        ------------


(1) As described below in Recent Developments - the Highlands GNMA was satisfied in full upon the sale of the Highlands GNMA on February 27, 1996.

PARTICIPATING GUARANTEED LOANS
Investment in PGLs on the balance sheets as of June 30, 1996 and December 31, 1995 is comprised of the following:

JUNE 30, 1996:
                             Cross Creek     Signature Place           Total
                             -----------     ---------------           -----
Investment in PGL               $400,000                $100          $400,100
                                --------            --------          --------
                                --------            --------          --------

DECEMBER 31, 1995:
                             Cross Creek     Signature Place           Total
                             -----------     ---------------           -----
Investment in PGL               $400,000                $100          $400,100
                                --------            --------          --------
                                --------            --------          --------

(1) The Highlands, the Highlands PGL was repaid in full upon the sale of the Highlands on January 31, 1995.

As the Earn-out periods for each of the Properties expired during 1994, the Partnership has no further commitments to fund amounts under the PGLs.

RECENT DEVELOPMENTS - HIGHLAND OAKS GNMA CERTIFICATE
On February 27, 1996, the Partnership sold the Highlands GNMA for cash in the amount of $13,105,373.01. The Highlands GNMA was sold through Utendahl Capital Partners, an unaffiliated broker dealer, pursuant to which the Highlands Borrower agreed to pay a portion of any additional taxes determined by the State of Florida to be due in connection with the recording of the original loan documents. The State of Florida claimed that $136,800 in additional recording taxes were due. On March 12, 1996, the Partnership settled the recording tax claim of the State of Florida through a payment made on behalf of the Partnership in the amount if $64,000 ($53,850 of which was funded by the General Partner and $10,150 of which was funded by the Original Highlands Borrower.) The Partnership has recently received the signed Closing Agreement settling the claim from the State of Florida and the letters of credit will be returned to the Original Highlands Borrower. The sales price represents principal in the amount of $12,976,812.45, accrued interest in the amount of $71,462.59 and a premium of $57,097.97. The Partnership was not charged any separate fees or commissions in connection with the sale. The General Partner of the Partnership decided to sell the Highlands GNMA to take advantage of what it perceived to be a favorable market in which the Highlands GNMA could be sold at a premium. The Partnership distributed the proceeds to the Unitholders on May 15, 1996.

The sale of the Highlands GNMA, together with the 1995 sale of the Highlands and the related modification of the Highlands Mortgage, terminated the Partnership's beneficial interest in the Highlands Mortgage and the Highlands.

NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNER

The following is a summary of the fees earned and reimbursable expenses incurred by the General Partner for the six months ended June 30, 1996 and 1995:


                                                                       Total earned for the     Total earned for the
                                                    Unpaid at            six months ended         six months ended
                                                  June 30, 1996            June 30, 1996            June 30, 1995
                                                  -------------            -------------            -------------
Asset management fees                              $   -                     $43,459                  $49,396
Reimbursement of general and
   administrative expenses to the
   General Partner                                   50,000                   50,000                   50,000
                                                     -------                  -------                  -------

                                                    $50,000                  $93,459                  $99,396
                                                     -------                  -------                  -------
                                                     -------                  -------                  -------



NOTE 5 - SURPLUS CASH - SIGNATURE PLACE

A review of the borrower's audited financial statements for the year ended December 31, 1995 indicated that the Partnership was due surplus cash under the terms of the Additional Interest Agreement and Supplemental Interest Agreement. Surplus cash (as defined by HUD) is cash on hand at a particular month end that exceeds the amount of the required reserve. As outlined by HUD, the required reserve generally includes reserves for obligations due within 30 days such as accrued mortgage interest payable; delinquent mortgage principal payments and deposits to the reserve for replacements, if any; accounts payable and accrued expenses due within 30 days; loans and notes payable due within 30 days; deficient tax insurance or mortgage insurance premium escrow deposits, if a any; prepaid rents; and tenant security deposits payable.

During the second quarter of 1996, the Partnership received a distribution of $72,582 that represents its 50% allocation under the Additional Interest Agreement and a distribution of $7,258 that represents its 10% allocation under the Supplemental Interest Agreement. This is the first participation the Partnership has been entitled to from the Signature Place Mortgage since its inception in 1991.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Partnership's cash and cash equivalents balance at June 30, 1996, consists of $426,269 of working capital reserves, and cash generated from operations net of accrued interest. The Partnership's working capital reserves, are invested in short-term obligations of the United States government and other cash equivalents.

During the process of winding up and liquidating the Partnership, the Partnership will no longer pay quarterly distributions to the Unitholders. However, upon the sale of the Partnership's assets, payment of the Partnership's liabilities and provision for contingent liabilities, liquidating distributions will be paid to the Unitholders. Liquidating distributions paid to the settling Unitholders will be subject to the terms of the Settlement Agreement.

The Partnership currently derives its income primarily from its investments in PIMs, which are long-term, fixed interest rate Government National Mortgage Association ("GNMA") securities, guaranteed as to the timely payment of principal and interest by GNMA and backed by the full faith and credit of the United States Government. The Partnership's only operating expenses are general and administrative expenses which include audit and tax return preparation fees, printing and postage costs for quarterly and annual reports, and reimbursement to the General Partner for reimbursable expenses incurred in accordance with the Partnership Agreement. In addition, the Partnership pays an asset management fee to the General Partner of .5% annually of the average aggregate amount invested in the Cross Creek and Signature Place Mortgages. As discussed in Note 3 to the financial statements, in connection with the 1995 sale of the Highlands, the Partnership is no longer entitled to participations in net cash flow or net appreciation of the Highlands. Accordingly, effective January 31, 1995, the General Partner decided to forego an asset management fee with respect to the aggregate amount invested in the Modified Mortgage. After the payment of general and administrative expenses, the Partnership distributes all of its income to the Unitholders on a quarterly basis.

The PIMs and PGLs relating to the Cross Creek and Signature Place Mortgages entitle the Partnership to participate in the net cash flow of the properties above cerain levels and in any net appreciation in value upon refinancing. During the quarter ended June 30, 1996, the Partnership received participations of $79,840 from Signature Place. To date the partnership has not received any such participations from Cross Creek.

Net cash provided by operating activities for the six months ended June 30,1996 was $1,084,978 as compared to $2,486,350 for the comparable 1995 period. This decrease is primarily a result of the sale of the Highlands property in January 1995 as discussed in the Partnership's annual report on Form 10-K.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,1995 The Partnership's net income decreased by $925,595 for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The decrease is primarily a result of the sale of the Highlands GNMA in February 1996 which resulted in a substantial decrease in interest income from Mortgages for the six months ended June 30,1996.

The increase in interest on cash and cash equivalents of $99,713 is due to the shift of funds from investments in PIMs to short-term investments as a results of the sale of the Highlands GNMA in the first quarter. In addition, as a result of sale of the Highlands GNMA, the Partnership recognized a gain of $57,098.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,1995 The decrease in the Partnership's net income for three months ended June 30,1996 compared to the corresponding 1995 period is primarily a result of the sale of the Highlands GNMA in February 1996, resulted in a substantial decrease in interest income from Mortgages which was partially offset by the receipt of participations from the Signature Place Mortgage of $79,840.

The increase in interest on cash and cash equivalents of $57,956 is due to the shift of funds from investments in PIMs to short-term investments subseqment to the sale of the Highlands GNMA in the first quarter.

                              PART II. OTHER INFORMATION


    ITEM 2.   CHANGES IN SECURITIES

              During the process of winding up and liquidating the Partnership, the Partnership will no longer pay any quarterly cash distributions to the Unitholders. However, upon the sale of the Partnership's assets, payment of the Partnership's liabilities and provision for contingent liabilities, liquidating distributions will be paid to the Unitholders. Liquidating distributions paid to the settling Unitholders will be subject to the terms of the Settlement Agreement.


    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Through a consent solicitation of Unitholders that expired on July 1, 1996, Unitholders of the Partnership approved the proposal to dissolve and terminate the Partnership. The number of consents and abstentions with respect to the proposal is set forth below:


                            Affirmative          Withheld
                             Consents            Consents        Abstentions


    Dissolution Proposal   5,624,548.585        411,374.763      153,262.964


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


                                  NYLIFE Government Mortgage
                                  Plus Limited Partnership

                                  By:  NYLIFE Realty Inc.
                                       General Partner


    Date: August 14, 1996         By:  /s/ Kevin M. Micucci
                                      -------------------------
                                       Kevin M. Micucci
                                       President (Principal Executive, Financial
                                       and Accounting Officer)