Form 10-K
period 1996-09-30
NYLIFE GOVERNMENT MORTGAGE PLUS LTD PARTNERSHIP
filed 1996-11-20
CIK 844414

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996
                              ------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from
                              ------------------------

Commission file number 0-18226
                      -------

                 NYLIFE Government Mortgage Plus Limited Partnership
                 ---------------------------------------------------
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

         Yes X          No
            --             --

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                             (In Process of Liquidation)
                                  September 30, 1996


                                        INDEX




                                                                     PAGE NO.

Part I -  Financial Information

Item 1.   Financial Statements



         Statement of Net Assets as of September 30, 1996 (Unaudited)       3


         Statement of Changes in Net Assets for the Period
         July 3, 1996 to September 30, 1996 (Unaudited)                     4

         Balance Sheet as of December 31, 1995                              5


         Statement of Operations for the Period January 1, 1996 to
         July 2, 1996 (Unaudited) and for the Years Ended
         December 31, 1995 and 1994                                         6


         Statement of Partners' Capital and Net Assets for the Period
         January 1, 1996 to July 2, 1996 (Unaudited) and for the
         Year Ended December 31, 1995                                       7

         Statement of Cash Flows for the Period January 1, 1996 to
         July 2, 1996 (Unaudited) and for the Year Ended
         December 31, 1995                                                  8

         Notes to Financial Statements                                      9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    14

Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                  15


         Signatures                                                        16

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                             (In Process of Liquidation)
                               Statement of  Net Assets
                               as of September 30, 1996
                                     (Unaudited)





ASSETS                                                               1996
                                                                -------------




Cash and cash equivalents                                       $  18,487,061

Interest receivable                                                    19,722
                                                                -------------

         Total assets                                           $  18,506,783
                                                                -------------
                                                                -------------

LIABILITIES AND NET ASSETS

Accrued liabilities                                                 $  92,958
                                                                -------------



         Total liabilities                                             92,958
                                                                -------------

Net assets                                                      $  18,413,825
                                                                -------------
                                                                -------------

  The accompanying notes are an integral part of these finanacial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                             (In Process of Liquidation)
                         Statement of  Changes in Net Assets
                For the Period from July 3, 1996 to September 30, 1996
                                     (Unaudited)



Net assets as of July 3, 1996:                                  $  18,026,369


Interest income - Cash and cash equivalents                            97,401

Interest income - Mortgages                                           115,832

Other income                                                          254,102

Selling, general and administrative expenses                          (67,729)


Asset management fees                                                 (12,150)
                                                                -------------

Net assets as of September 30, 1996                             $  18,413,825
                                                                -------------
                                                                -------------

  The accompanying notes are an integral part of these finanacial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                                    Balance Sheet
                               as of  December 31, 1995




ASSETS                                                               1995
                                                                -------------


Cash and cash equivalents                                       $     867,686

Interest receivable                                                   208,392

Investments in Participating Insured Mortgages                     29,765,800

Investments in Participating Guaranteed Loans                         400,100


Deferred acquisition fees and expenses - net                          875,965
                                                                -------------

          Total assets                                          $  32,117,943
                                                                -------------
                                                                -------------

LIABILITIES AND PARTNERS' CAPITAL

Due to affiliates                                               $      21,729

Accrued liabilities                                                    79,423
                                                                -------------

          Total liabilities                                           101,152
                                                                -------------

Partners' capital:

  Capital contributions
    net of public offering expenses                                36,028,557

  Accumulated earnings                                             17,372,364

  Cumulative distributions                                        (21,384,130)
                                                                -------------

Total partners' capital                                            32,016,791
                                                                -------------

Total liabilities and partners' capital                         $  32,117,943
                                                                -------------
                                                                -------------

  The accompanying notes are an integral part of these finanacial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                             (In Process of Liquidation)
                               Statement of Operations
                                     (Unaudited)



                                           For the Period from             For the Years Ended
                                             January 1, 1996      ----------------------------------
                                            to July 2, 1996           1995                1994
                                            ---------------      --------------      --------------
INCOME
Interest - cash and cash equivalents        $       146,000      $       64,991      $       83,971
Interest - Mortgages  net of amortization
     of deferred acquisition costs                  932,791           2,047,006           2,620,032
Other income                                         57,098           1,156,462               1,000
                                            ---------------      --------------      --------------

   Total income                                   1,135,889           3,268,459           2,705,003
                                            ---------------      --------------      --------------

EXPENSES

General and administrative                          104,760             222,572             300,121
Asset management fees                                43,458              92,855             158,167
                                            ---------------      --------------      --------------

   Total expenses                                   148,218             315,427             458,288
                                            ---------------      --------------      --------------

      Net income                            $       987,671      $    2,953,032      $    2,246,715
                                            ---------------      --------------      --------------
                                            ---------------      --------------      --------------


NET INCOME  ALLOCATED

General Partner                             $        19,753      $       43,654      $       44,934
Corporate Limited Partner                                25                  71                  55
Unitholders                                         967,893           2,909,307           2,201,726
                                            ---------------      --------------      --------------
                                            $       987,671      $    2,953,032      $    2,246,715
                                            ---------------      --------------      --------------
                                            ---------------      --------------      --------------


Net income per Unit                         $           .12      $          .36      $          .27
                                            ---------------      --------------      --------------
                                            ---------------      --------------      --------------



Number of Units                                 8,168,457.7         8,168,457.7         8,168,457.7
                                            ---------------      --------------      --------------
                                            ---------------      --------------      --------------


  The accompanying notes are an integral part of these finanacial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                             (In Process of Liquidation)
                    Statement of Partners' Capital and Net Assets
           for the Period from January 1, 1996 to July 2, 1996  (Unauditd)
                       and for the Year Ended December 31, 1995

                                                         Corporate                                  Total
                                                          Limited             General             Partners'
                                    Unitholders           Partner             Partner              Capital
                                  ---------------     ---------------     ---------------     ---------------

Balance at January 1, 1995        $    33,921,431     $           915     $       (39,821)    $    33,882,525

Net income                              2,909,307                  71              43,654           2,953,032

Distributions                          (4,771,535)               (117)            (47,114)         (4,818,766)
                                  ---------------     ---------------     ---------------     ---------------

Balance at December 31, 1995           32,059,203                 869             (43,281)         32,016,791

Net income                                967,892                  25              19,753             987,670

Distributions                         (14,085,024)               (345)            (22,133)        (14,107,502)
                                  ---------------     ---------------     ---------------     ---------------

Balance at July 2, 1996
  before Liquidation Adjustment   $    18,942,071     $           549     $       (45,661)    $    18,896,959
                                  ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------

Liquidation Adjustment                                                                               (870,590)
                                                                                              ---------------
Net Assets in
Liquidation at July 2, 1996                                                                   $    18,026,369
                                                                                              ---------------
                                                                                              ---------------


  The accompanying notes are an integral part of these finanacial statements.

                           NYLIFE Government Mortgage Plus
                                 Limited Partnership
                             (In Process of Liquidation)
                               Statement of Cash Flows
                                     (Unaudited)



                                                       For the Period from        For the Year
                                                           January 1, 1996               Ended
                                                           to July 2, 1996                1995
                                                          ----------------     ---------------
Cash flows from operating activities:

Net income                                                $        987,670     $     2,953,032
                                                          ----------------     ---------------
Adjustments to reconcile net income to net cash
   flows from operating activities:
       Amortization  of acquisition fees and expenses                5,374             575,910
      Changes in assets and liabilities:
         Decrease  in interest receivable                           82,764              72,381
         Decrease in due to affiliates                             (21,729)            (78,271)
         Increase (decrease)  in accrued liabilities                30,898              (8,830)
                                                          ----------------     ---------------
         Total adjustments                                          97,308             561,190
                                                          ----------------     ---------------
         Net cash provided by operating activities               1,084,978           3,514,222
                                                          ----------------     ---------------

Cash flows from investing activities:

       Repayment of Participating Insured Mortgages             13,018,831             125,463
       Repayment of Participating Guaranteed Loans                       -           1,095,800
                                                          ----------------     ---------------
         Net cash provided by investing activities              13,018,831           1,221,263
                                                          ----------------     ---------------

Cash flows from financing activities:

       Distributions to partners                               (14,107,502)         (4,242,564)
                                                          ----------------     ---------------
         Net cash used in financing activities                 (14,107,502)         (4,818,766)
                                                          ----------------     ---------------

Net (decrease) in cash and cash equivalents                         (3,693)            (83,281)
                                                          ----------------     ---------------

Cash and cash equivalents at beginning of period                   867,686             950,967
                                                          ----------------     ---------------

Cash and cash equivalents at end of period                $        863,993     $       867,686
                                                          ----------------     ---------------
                                                          ----------------     ---------------


  The accompanying notes are an integral part of these finanacial statements.

                           NYLIFE GOVERNMENT MORTGAGE PLUS
                                 LIMITED PARTNERSHIP
                             (IN PROCESS OF LIQUIDATION)
                            NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER  30, 1996
                                     (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

On August 21, 1996, the Partnership sold its investments in the GNMA certificates and Participating Guaranteed Loans relating to Cross Creek and Signature Place to Greystone Funding Corporation, an unaffiliated third party, for $17,341,379.53 in cash in a privately negotiated transaction in accordance with the General Partner's plans to liquidate and dissolve the Partnership. Unitholders of the Partnership had approved the dissolution of the Partnership on July 1, 1996. As a result, the Partnership changed its basis of accounting for the period subsequent to July 2, 1996, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at July 3, 1996 and September 30, 1996 were reported at net realizable value; and the Partnership's liabilities were presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities to the adoption of the liquidation basis of accounting was a downward adjustment of $870,590, to write-off unamortized deferred acquisition costs, which was reported on the Statement of Partners' Capital and Net Assets for the period ended June 30, 1996. The balance sheet at December 31, 1995, and amounts in the accompanying statements of operations, partners' capital and cash flows for the period from January 1, 1996 to July 2, 1996 and for the years ended 1995 and 1994 were prepared using the historical cost basis of accounting.

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


NOTE 2 - LIQUIDATION

Two class action lawsuits were filed against the general partner and certain of its affiliates in the District Court of Harris County, Texas (the "Texas State Court") on January 11, 1996, styled GRIMSHAWE V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001188) and SHEA V. NEW YORK LIFE INSURANCE CO., ET AL. (No. 96-001189) alleging misconduct in connection with the original sale of Units in the Partnership, including violation of various laws and regulations and claims of continuing fraudulent conduct. The plaintiffs asked for compensatory damages for their lost original investment, plus interest, costs (including attorneys' fees), punitive damages, disgorgement of any earnings, compensation and benefits received by the defendants as a result of the alleged actions and other unspecified relief to which plaintiffs might have been entitled.
These suits were amended and refiled in a consolidated action (the "Lawsuit") in the United States District Court for the Southern District of Florida (the "Court") on March 18, 1996. The plaintiffs purported to represent claims of all persons (the "Class") who purchased or otherwise assumed rights and title to investments in certain limited partnerships, including the Partnership, and other programs created, sponsored, marketed, sold, operated or managed by the defendants (collectively, the "Proprietary Partnerships"). On May 3, 1996, the Texas State Court entered an order dismissing the Texas proceeding without prejudice, and provided that the dismissal would be with prejudice upon final disposition of the Lawsuit. The Partnership was not a defendant in the Lawsuit.

The defendants expressly denied any wrongdoing alleged in the Lawsuit and conceded no liability or wrongdoing in connection with the sale of the Units or the structure of the program. Nevertheless, to reduce the burden of protracted litigation, the defendants entered into a Stipulation of Settlement ("Settlement Agreement") with the plaintiffs because, in their opinion, such settlement would
(i) provide substantial benefits to the Unitholders in a manner consistent with New York Life's position that it had previously determined to wind up the Partnership through orderly liquidation as the continuation of the business no longer served the intended objectives of either the Unitholders or the defendants and to offer the Unitholders an enhancement to the liquidating distribution they would otherwise receive and (ii) provide an opportunity to wind up the Partnership on a schedule favorable to the Unitholders and resolve the issues raised by the Lawsuit.

In coordination with the proposed settlement, the General Partner solicited the approval of the Unitholders for the dissolution of the Partnership. On July 1, 1996, the expiration date for the solicitation of such consents, the Unitholders of the Partnership approved the dissolution and the termination of the Partnership. NYLIFE Realty Inc., as liquidator, has commenced the process of winding up the Partnership.

Final approval of the Settlement Agreement was given by the Court on July 3, 1996. The Settlement Agreement became final on August 5, 1996, the date on which the period for appeal of the Settlement Agreement expired. Cash payments (comprised of a Liquidation Advance and an Enhancement, as defined in the Settlement Agreement) were made by NYLIFE Realty to settling Unitholders in August, September and November. Each settling Unitholder granted a security interest in favor of NYLIFE Realty in his Units and liquidating distributions up to the amount of the settling Unitholders Liquidation
Advance to secure repayment thereof. Accordingly, liquidating distributions for settling Unitholders were first applied to repay the Liquidation Advance and the remaining liquidating distributions were made to the Unitholders.

Under the terms of the Settlement Agreement, each settling Unitholder received a complete return of his original investment, less distributions received prior to the final settlement date. In exchange for the settlement benefits the settling Unitholders released any and all claims that the settling Unitholder may have had against the defendants in connection with any and all causes of action related to the Proprietary Partnerships and all activities related to the dissolution and liquidation of such partnerships.

NOTE 3- INVESTMENTS IN MORTGAGES

DISPOSITION OF ASSETS
On August 21, 1996, the Partnership sold its investments in the GNMA certificates and Participating Guaranteed Loans relating to Cross Creek and Signature Place to Greystone Funding Corporation, an unaffiliated third party, for $17,341,379.53. The sales price represents principal in the amount of $17,134,861.87, accrued interest of $75,363.50, and a gain on the sale of $131,154.16. The sale of the Cross Creek and Signature Place GNMA certificates and PGLs terminated the Partnerships beneficial interest in Cross Creek and Signature Place.

On February 27, 1996, the Partnership sold the Highlands GNMA for cash in the amount of $13,105,373.01. The Highlands GNMA was sold through Utendahl Capital Partners, an unaffiliated broker dealer, pursuant to which the Highlands Borrower agreed to pay a portion of any additional taxes determined by the State of Florida to be due in connection with the recording of the original loan documents. The State of Florida claimed that $136,800 in additional recording taxes were due. On March 12, 1996, the Partnership settled the recording tax claim of the State of Florida through a payment made on behalf of the Partnership in the amount of $64,000 ($53,850 of which was funded by the General Partner and $10,150 of which was funded by the Original Highlands Borrower).
The Partnership has recently received the signed Closing Agreement settling the claim from the State of Florida and the letters of credit will be returned to the Original Highlands Borrower. The sales price represents principal in the amount of $12,976,812.45, accrued interest in the amount of $71,462.59 and a premium $57,097.97. The Partnership was not charged any separate fees or commissions in connection with the sale. The General Partner of the Partnership decided to sell the Highlands GNMA to take advantage of what it perceived to be a favorable market in which the Highlands GNMA could be sold at a premium. The Partnership distributed the proceeds to the Unitholders on May 15, 1996.

The sale of the Highlands GNMA, together with the 1995 sale of the Highlands and the related modification of the Highlands Mortgage, terminated the Partnership's beneficial interest in the Highlands Mortgage and the Highlands as of February 27, 1996.

PARTICIPATING INSURED MORTGAGES
Investment in PIMs  as of December 31, 1995 were comprised of the following:

December 31, 1995:
------------------
                                                Cross Creek       The Highlands     Signature Place            Total
                                                -----------       -------------     ---------------            -----
Investment in PIM                                $7,226,406         $13,037,676         $ 9,756,900         $30,020,982
Principal repayments                               (100,837)            (54,466)            (99,879)           (255,182)
Acquisition fees and expenses net of
   accumulated amortization                         293,276                 -0-             582,689             875,965
                                                  ---------           ---------           ---------           ---------
                                                 $7,418,845         $12,983,209         $10,239,710         $30,641,765
                                                -----------         -----------         -----------         -----------
                                                -----------         -----------         -----------         -----------


(1) As described above in Recent Developments - the investments in PIMs were sold on August 21, 1996.

PARTICIPATING GUARANTEED LOANS
Investment in PGLs on the balance sheets as of December 31, 1995 were comprised of the following:

December 31, 1995:
------------------

                          Cross Creek      Signature Place          Total
                          -----------      ---------------          -----
Investment in PGL         $400,000                $100           $ 400,100
                          --------            --------           ---------
                          --------            --------           ---------

(1) As described below in Recent Developments - the investments in PIMs were sold on August 21, 1996. 1995.


NOTE 4 - TRANSACTIONS WITH THE GENERAL PARTNER

The following is a summary of the fees earned and reimbursable expenses incurred by the General Partner for the nine months ended September 30, 1996 and 1995:

                                     Total earned for the   Total earned for the
                                      nine months ended       nine months ended
                                     September 30, 1996      September 30, 1995
                                     ------------------      ------------------
Asset management fees                  $   55,608               $   71,125
Reimbursement of general and
   administrative expenses to the
   General Partner                         75,000                   75,000
                                       ----------               ----------
                                       $  130,608               $  146,125
                                       ----------               ----------
                                       ----------               ----------

All amounts have been paid as of September 30, 1996.

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

During the third quarter of 1996, the Partnership received a distribution of $39,189 that represents its 50% allocation under the Additional Interest Agreement and a distribution of $3,919 that represents its 10% allocation under the Supplemental Interest Agreement. Additionally, the Partnership received $79,840 under this agreement during the second quarter of 1996. This had been the first participation that the Partnership was entitled to from the Signature Place Mortgage since its inception in 1991.

NOTE 6 - SUBSEQUENT EVENTS

LIQUIDATING DISTRIBUTION TO UNITHOLDERS

On November 15, 1996, the Partnership made a liquidating distribution of $18,578,390.63. Of this amount, $17,617,784.73 was paid to NYLIFE Inc. as a repayment of the Liquidation Advance portion of the Settlement to settling Unitholders. The $960,605.90 paid to Unitholders consisted of all remaining working capital reserves and all cash generated from operations from April 1, 1996 to November 15, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
All remaining investment assets of the Partnership were sold in the third quarter as described in Note 3 to the financial statements. Thereafter, as described in Note 6 to the financial statements, on November 15, 1996, a liquidating distribution of $18,578,390.63 was paid to NYLIFE Inc. and the Unitholders pursuant to both the Settlement and the liquidation of the Partnership. With payment of the liquidating distribution, the General Partner has concluded the wind up of the Partnership.

                              PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         None

         (b) REPORTS ON FORM 8-K

         Current Report on Form 8-K dated August 21, 1996. Sale of GNMA Certificates and Participating Guaranteed Loans relating to Cross Creek and Signature Place.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NYLIFE Government Mortgage
                                       Plus Limited Partnership

                                       By:  NYLIFE Realty Inc.
                                            General Partner




    Date: November 20, 1996       By:  /s/ Kevin M. Micucci
                                     ------------------------------------------
                                       Kevin M. Micucci
                                       President ( Principal Executive,
                                       Financial and Accounting Officer)